Form 10QSB
period 2005-03-31
OVATION PRODUCTS CORP
filed 2005-05-23
CIK 1189528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from ___________ to __________

Commission file number ________________


                          OVATION PRODUCTS CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 DELAWARE                                         02-0510323
      (State or Other Jurisdiction of                          (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)

          395 EAST DUNSTABLE ROAD                                    03062
           NASHUA, NEW HAMPSHIRE                                  (Zip Code)
 (Address of Principal Executive Offices)

                                 (603) 891-3224
                (Issuer's Telephone Number, Including Area Code)
       ------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes [ ]     No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 629,301.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [X]

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION................................................2

         Item 1.  Financial Statements.........................................2

                  Balance Sheets as of March 31, 2005 (unaudited) and
                  December 31, 2004............................................2

                  Statements of Loss for the three months ended March 31, 2005 and 2004 (unaudited), and the period from March 1, 1996
                  (inception) to March 31, 2005 (unaudited)....................3

                  Statements of Changes in Stockholders' Equity (Deficit) for the period from March 1, 1996 (inception) to
                  March 31, 2005 (unaudited)...................................4

                  Statements of Cash Flows for the three months ended
                  March 31, 2005 and 2004, and the period from March 1, 1996
                  (inception) to March 31, 2005 (unaudited)....................6

                  Notes to Financial Statements (unaudited)....................7

         Item 2.  Management's Discussion and Analysis or Plan of Operation...17

         Item 3.  Controls and Procedures.....................................22

PART II   OTHER INFORMATION...................................................23

         Item 1.  Legal Proceedings...........................................23

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.23

         Item 3.  Defaults Upon Senior Securities.............................24

         Item 4.  Submission of Matters to a Vote of Security Holders.........24

         Item 5.  Other Information...........................................24

         Item 6.  Exhibits and Reports on Form 8-K............................25

SIGNATURES....................................................................27

EXHIBITS - CERTIFICATIONS.....................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS
                                                                             March 31,     December 31,
                                                                               2005            2004
                                                                           (unaudited)
                                                                           ------------    ------------
Current assets:
   Cash and cash equivalents                                               $     12,302    $    186,681
   Prepaid expenses                                                               7,103          45,119
                                                                           ------------    ------------
      Total current assets                                                       19,405         231,800
                                                                           ------------    ------------

Property and equipment, net of accumulated depreciation                          11,799          12,967
                                                                           ------------    ------------

Other assets:
   Patents, net of accumulated amortization                                     323,797         308,565
                                                                           ------------    ------------

      Total assets                                                         $    355,001    $    553,332
                                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                        $    569,762    $    484,288
   Accrued expenses                                                             164,919         126,883

   Note payable                                                                 478,535         478,535
   Customer deposits                                                             80,000          80,000
                                                                           ------------    ------------
      Total current liabilities                                               1,293,216       1,169,706
                                                                           ------------    ------------

Commitments

Stockholders' deficit:
   Series A Preferred Stock, $1.00 par value; 200,000 shares authorized;
     160,000 shares issued and outstanding; (preference
     in liquidation of $409,793 at March 31, 2005)                            1,746,968       1,746,968
   Series B Preferred Stock, $1.00 par value; 300,000 shares
     authorized; 294,102 shares issued and outstanding; (preference
     in liquidation of $228,683 at March 31, 2005)                            1,379,205       1,379,205
   Series B-1 Preferred Stock, $1.00 par value; 300,000 shares authorized; 131,000 shares issued and outstanding; (preference
     in liquidation of $74,414 at March 31, 2005)                               607,290         607,290
   Series C Preferred Stock, $1.00 par value; 775,000 shares
     authorized; 538,016 and 513,016 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively;
     (preference in liquidation of $123,680 at March 31, 2005)                2,234,179       2,150,721
   Common stock, $1.00 par value; 8,000,000 shares authorized;
     629,301 shares issued and outstanding at March 31, 2005 and
     December 31, 2004                                                          629,301         629,301
   Additional paid-in capital                                                 3,501,559       3,289,400
   Deficit accumulated during development stage                             (11,036,717)    (10,419,259)
                                                                           ------------    ------------
      Total stockholders' deficit                                              (938,215)       (616,374)
                                                                           ------------    ------------

      Total liabilities and stockholders' deficit                          $    355,001    $    553,332
                                                                           ============    ============

The accompanying notes are an integral part of these financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF LOSS
                                   (UNAUDITED)


                                                                     Period of
                                                                   March 1, 1996
                                                                  (Inception) to
                                   Three months ended March 31,      March 31,
                                       2005             2004           2005

Revenues                           $         --    $         --    $         --
                                   ------------    ------------    ------------

Operating expenses:
   Research and development             254,029         290,718       6,398,920
   Sales and marketing                      126           1,184          25,729
   General and administrative           158,810         128,067       3,162,035
                                   ------------    ------------    ------------
      Total operating expenses          412,965         419,969       9,586,684
                                   ------------    ------------    ------------

      Operating loss                   (412,965)       (419,969)     (9,586,684)
                                   ------------    ------------    ------------

Other income (expense):
   Interest income                          174             373          30,904
   Interest expense                    (204,667)       (189,195)     (1,442,676)
                                   ------------    ------------    ------------
      Other expense, net               (204,493)       (188,822)     (1,411,772)
                                   ------------    ------------    ------------

Loss before provision for
  income taxes                         (617,458)       (608,791)    (10,998,456)

Provision for income taxes                   --           3,574          33,168
                                   ------------    ------------    ------------

      Net loss                     $   (617,458)   $   (612,365)   $(11,031,624)
                                   ============    ============    ============

Basic and diluted net loss per
  common share                     $      (0.98)   $      (0.98)   $     (22.26)
                                   ============    ============    ============

Shares used in computing basic
  and diluted net loss per common
  share                                 629,301         623,301         495,974
                                   ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                    Series A                  Series B              Series B-1
                                             Common Stock        Preferred Stock           Preferred Stock        Preferred Stock
                                        --------------------   ---------------------   ----------------------   --------------------
                                          Shares     Amount     Shares      Amount       Shares      Amount      Shares      Amount
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at Inception (March 1, 1996)          --   $      --         --   $       --          --   $       --         --   $      --
Issuance of common stock to founders     284,400     284,400         --           --          --           --         --          --
Issuance of common stock                  18,000      18,000         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 1996             302,400     302,400         --           --          --           --         --          --
Issuance of common stock                  12,000      12,000         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 1997             314,400     314,400         --           --          --           --         --          --
Issuance of common stock                 127,760     127,760         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 1998             442,160     442,160         --           --          --           --         --          --
Issuance of common stock                  31,000      31,000         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 1999             473,160     473,160         --           --          --           --         --          --
Issuance of common stock                 149,941     149,941         --           --          --           --         --          --
Fair value of stock options and warrants
  granted to non-employees                    --          --         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 2000             623,101     623,101         --           --          --           --         --          --
Issuance of Series A Preferred Stock
  and warrants, net of issuance costs
  of $53,032                                  --          --    160,000    1,746,968          --           --         --          --
Intrinsic value of options granted to
  an employee                                 --          --         --           --          --           --         --          --
Fair value of warrants issued to
  non-employees                               --          --         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 2001             623,101     623,101    160,000    1,746,968          --           --         --          --
Issuance of Series B Preferred Stock,
  net of issuance costs of $91,290            --          --         --           --     283,102    1,324,205         --          --
Issuance of common stock for services        200         200         --           --          --           --         --          --
Series B Preferred Stock issued in
  exchange for engineering services           --          --         --           --      11,000       55,000         --          --
Intrinsic value of options granted to
  an employee                                 --          --         --           --          --           --         --          --
Fair value of stock options and
  warrants granted to non-employees           --          --         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 2002             623,301     623,301    160,000    1,746,968     294,102    1,379,205         --          --
Issuance of Series B-1 Preferred Stock,
  net of issuance costs of $47,710            --          --         --           --          --           --    131,000     607,290
Fair value of warrants issued in
  connection with bridge notes payable        --          --         --           --          --           --         --          --
Beneficial conversion feature on bridge
  notes payable                               --          --         --           --          --           --         --          --
Fair value of stock options and warrants
  granted to non-employees                    --          --         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 2003             623,301     623,301    160,000    1,746,968     294,102    1,379,205    131,000     607,290
Issuance of Series C Preferred Stock
  and warrants, net of issuance costs
  of $116,404                                 --          --         --           --          --           --         --          --
Conversion of bridge notes and accrued
  interest into Series C Preferred Stock      --          --         --           --          --           --         --          --
Common stock issued in exchange for
  investment services in connection with
  Series C Preferred Stock                 6,000       6,000         --           --          --           --         --          --
Fair value of warrants issued in
  connection with notes payable               --          --         --           --          --           --         --          --
Fair value of stock options granted to
    non-employees                             --          --         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------

Balance at December 31, 2004             629,301     629,301    160,000    1,746,968     294,102    1,379,205    131,000     607,290
Issuance of Series C Preferred Stock and
  warrants, net of issuance costs of
  $1,274 and note receivable of $25,000       --          --         --           --          --           --         --          --
Fair value of warrants issued in
  connection with notes payable               --          --         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------

Balance at March 31, 2005                629,301   $ 629,301    160,000   $1,746,968     294,102   $1,379,205    131,000   $ 607,290
                                        ========   =========   ========   ==========   =========   ==========   ========   =========

The accompanying notes are an integral part of these financial statements.



                                               Series C             (Discount)       Deficit
                                            Preferred Stock         Additional    Accumulated     Stockholders'
                                         -----------------------      Paid-in        During          Equity
                                          Shares       Amount         Capital      Development     (Deficit)
                                         --------   ------------   ------------    ------------    ------------
Balance at Inception (March 1, 1996)           --   $         --   $         --    $         --    $         --
Issuance of common stock to founders           --             --       (277,330)             --           7,070
Issuance of common stock                       --             --         27,000              --          45,000
Net loss                                       --             --             --         (50,197)        (50,197)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 1996                   --             --       (250,330)        (50,197)          1,873
Issuance of common stock                       --             --         18,000              --          30,000
Net loss                                       --             --             --        (178,101)       (178,101)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 1997                   --             --       (232,330)       (228,298)       (146,228)
Issuance of common stock                       --             --        451,440              --         579,200
Net loss                                       --             --             --        (430,587)       (430,587)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 1998                   --             --        219,110        (658,885)          2,385
Issuance of common stock                       --             --        124,000              --         155,000
Net loss                                       --             --             --        (538,696)       (538,696)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 1999                   --             --        343,110      (1,197,581)       (381,311)
Issuance of common stock                       --             --        945,964              --       1,095,905
Fair value of stock options and warrants
  granted to non-employees                     --             --        124,083              --         124,083
Net loss                                       --             --             --      (1,152,737)     (1,152,737)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 2000                   --             --      1,413,157      (2,350,318)       (314,060)
Issuance of Series A Preferred Stock
  and warrants, net of issuance costs
  of $53,032                                   --             --         23,622              --       1,770,590
Intrinsic value of options granted to
  an employee                                  --             --         49,000              --          49,000
Fair value of warrants issued to
  non-employees                                --             --        101,799              --         101,799
Net loss                                       --             --             --      (1,708,501)     (1,708,501)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 2001                   --             --      1,587,578      (4,058,819)       (101,172)
Issuance of Series B Preferred Stock,
  net of issuance costs of $91,290             --             --          2,243              --       1,326,448
Issuance of common stock for services          --             --            800              --           1,000
Series B Preferred Stock issued in
  exchange for engineering services            --             --             --              --          55,000
Intrinsic value of options granted to
  an employee                                  --             --         82,500              --          82,500
Fair value of stock options and
  warrants granted to non-employees            --             --         45,969              --          45,969
Net loss                                       --             --             --      (1,790,640)     (1,790,640)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 2002                   --             --      1,719,090      (5,849,459)       (380,895)
Issuance of Series B-1 Preferred Stock,
  net of issuance costs of $47,710             --             --             --              --         607,290
Fair value of warrants issued in
  connection with bridge notes payable         --             --        121,470              --         121,470
Beneficial conversion feature on bridge
  notes payable                                --             --        121,471              --         121,471
Fair value of stock options and warrants
  granted to non-employees                     --             --        361,429              --         361,429
Net loss                                       --             --             --      (1,846,410)     (1,846,410)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 2003                   --             --      2,323,460      (7,695,869)     (1,015,645)
Issuance of Series C Preferred Stock
  and warrants, net of issuance costs
  of $116,404                             339,040      1,280,841        297,955              --       1,578,796
Conversion of bridge notes and accrued
  interest into Series C Preferred Stock  173,976        869,880             --              --         869,880
Common stock issued in exchange for
  investment services in connection with
  Series C Preferred Stock                     --             --         24,000              --          30,000
Fair value of warrants issued in
  connection with notes payable                --             --        515,636              --         515,636
Fair value of stock options granted to
    non-employees                              --             --        128,349              --         128,349
Net loss                                       --             --             --      (2,723,390)     (2,723,390)
                                         --------   ------------   ------------    ------------    ------------

Balance at December 31, 2004              513,016      2,150,721      3,289,400     (10,419,259)       (616,374)
Issuance of Series C Preferred Stock and
  warrants, net of issuance costs of
  $1,274 and note receivable of $25,000    25,000        108,458         15,268              --         123,726
Fair value of warrants issued in
  connection with notes payable                --             --        196,891              --         196,891
Net loss                                       --             --             --        (617,458)       (617,458)
                                         --------   ------------   ------------    ------------    ------------

Balance at March 31, 2005                 538,016   $  2,259,179   $  3,501,559    $(11,036,717)   $   (913,215)
                                         ========   ============   ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Period of
                                                                                       March 1,
                                                                                         1996
                                                          Three months ended         (inception)
                                                               March 31,             to March 31,
                                                          2005           2004            2005
                                                     ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                          $   (617,458)   $   (612,365)   $(11,203,203)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation                                          1,168             702          35,800
      Amortization of patents                               4,050           2,013          32,599
      Stock-based compensation related to options
        and warrants                                           --         273,512         711,967
      Write-off of abandoned patents                           --           9,638         239,782
      Non-cash interest expense on notes payable
        and bridge notes                                  196,891          36,416       1,491,511
      Non-cash investment service expenses                     --              --          80,020
      Non-cash research and development expenses               --              --          56,000
      Changes in operating assets and liabilities:
        Other receivable                                       --          30,000              --
        Prepaid expenses                                   38,016         (14,238)         (7,103)
        Customer deposits                                      --              --          80,000
        Preferred stock deposits                               --         200,000              --
        Accounts payable                                   85,474          88,763         569,762
        Accrued expenses                                   38,036          11,003         164,919
                                                     ------------    ------------    ------------
           Net cash used in operating activities         (253,823)        126,669      (7,747,946)
                                                     ------------    ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment                         --              --         (47,599)
   Purchases of patents                                   (19,282)             --        (596,178)
                                                     ------------    ------------    ------------
           Net cash used in investing activities          (19,282)             --        (643,777)
                                                     ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from notes payable                                 --              --         160,000
   Proceeds from bridge notes payable and warrants             --        (800,000)        800,000
   Proceeds from convertible debentures                        --              --         180,000
   Repayment of convertible debentures                         --              --         (60,000)
   Proceeds from deposits on preferred stock
     offerings                                                 --              --          75,000
   Proceeds from issuance of Series C preferred
     stock, net                                            98,726         602,372       1,707,522
   Proceeds from issuance of Series B-1 preferred
     stock, net                                                --              --         532,290
   Proceeds from issuance of Series B preferred
     stock, net                                                --              --       1,326,448
   Proceeds from issuance of Series A preferred
     stock, net of issuance costs                              --              --       1,770,590
   Proceeds from issuance of common stock                      --              --       1,912,175
                                                     ------------    ------------    ------------
           Net cash provided by financing
activities                                                 98,726        (197,628)      8,404,025
                                                     ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents                                            (174,379)        (70,959)         12,302
Cash and cash equivalents at beginning of period          186,681         286,546              --
                                                     ------------    ------------    ------------

Cash and cash equivalents at end of period           $     12,302    $    215,587    $     12,302
                                                     ============    ============    ============
Supplemental disclosures:
   Cash paid for interest                            $      7,776    $         --    $     27,365
                                                     ============    ============    ============
   Cash paid for taxes                               $         --    $      3,574    $     28,000
                                                     ============    ============    ============
Non-cash investing and financing activities:
   Series C preferred stock issued in exchange
     for a note receivable                           $     25,000    $         --    $     25,000
                                                     ============    ============    ============

   Common stock issued as payment for services       $         --    $         --    $     30,000
                                                     ============    ============    ============
   Notes payable issued for accrued interest         $         --    $         --    $     15,669
                                                     ============    ============    ============
   Preferred stock deposits transferred to Series
     B-1 Preferred Stock                             $         --    $         --    $     75,000
                                                     ============    ============    ============
   Convertible debentures converted to a note
     payable                                         $         --    $         --    $    120,000
                                                     ============    ============    ============
   Bridge notes converted into Series C Preferred
     Stock                                           $         --    $    869,880    $    869,880
                                                     ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

   THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
            INCEPTION (MARCH 1, 1996) TO MARCH 31, 2005 (UNAUDITED)


1.      NATURE OF BUSINESS AND BASIS OF PRESENTATION

        NATURE OF BUSINESS

        Ovation Products Corporation ("the Company") is engaged in the business of designing and developing distillation technology for waste water treatment, water purification and related processes. The Company's core technology offers vapor compression-distillation technology in a small-sized appliance for use in a variety of settings including residential water cleaning, residential water recycling and small-volume industrial recycling and waste water disposal.

        The Company is subject to a number of risks similar to those of other earlier-stage technology companies. These risks include, but are not limited to, rapid technological change, dependence on key personnel, competing new product introductions and other activities of competitors, the successful development and marketing of its products, and the need to obtain adequate additional capital necessary to fund future operations.

        Since its inception on March 1, 1996, the Company has devoted its efforts principally to research and development, business development activities and raising capital. As a result, the Company is considered a development stage company pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. Accumulated deficit for the period from inception (March 1, 1996) through March 31, 2005 was $11,036,717.

        The Company's future capital requirements will depend upon many factors, including progress with marketing its technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization of its products, marketing activities and other arrangements.

        GOING CONCERN

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $617,458 and $2,723,390 for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively. Additionally, the Company has a working capital deficit of $1,248,811 and stockholders' deficit of $913,215 at March 31, 2005. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

   THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
            INCEPTION (MARCH 1, 1996) TO MARCH 31, 2005 (UNAUDITED)


        NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONCLUDED)

        GOING CONCERN (CONCLUDED)

        Management expects that the Company will continue to experience negative cash flows from operations and net losses for the foreseeable future. Based upon management's current plans, management believes that the Company's existing capital resources, plus the proceeds of a planned private placement of approximately $5 million, will be sufficient to meet the Company's operating expenses and capital requirements through December 2006, at which point the Company expects to have been shipping commercial product and recognizing revenue for over 12 months. In an effort to complete a private placement, the Company has engaged an investment banker to facilitate introductions of the Company to venture capitalists and institutional investors. Supplementally, the Company's management continues to pursue angel investors and the existing investor base for incremental funding.

        The Company is in the process of finalizing its distiller design, and expects to be shipping commercially-viable product before the end of 2005. The Company has engaged third parties to provide the preliminary prototype parts and subsequent manufacture of its distiller's parts and subassemblies, which are integrated and tested by Company employees at the Company's facilities. By the third quarter of 2005, the Company believes it will be able to produce one unit per week and accelerate this production to three units per week by year-end. The commercially-viable units will be shipped to the Company's strategic partners, who will be responsible for the sales and marketing of the Company's technology. The Company believes that its key partners will be able to absorb all of the units the Company is able to manufacture through the end of 2006. Any delays in the Company's ability to secure funding will also have a negative impact on the Company's timeline to reach first commercial shipment.

        In the event we are unable to raise additional capital in a timely manner or under acceptable conditions, the Company believes that it can continue to run its operations short-term by significantly decreasing the professional services it has engaged to support its financing activities, and reducing the purchase of materials and labor associated with the development of its long-range beta projects. The Company's President and CEO/founder would defer their salary indefinitely and defer rent payments on the Company's main facility which is leased from the founder. These reductions would enable the Company to continue operations throughout 2005 on a lesser investment of approximately $600,000, which it expects may be made available to it in exchange for extended intellectual property rights to its strategic partners.

        Changes in management's business strategy, technology development, or marketing plans or other events affecting management's operating plans and expenses, may result in the expenditure of existing cash before additional investment may be secured. If this occurs, the Company's ability to meet its cash obligations as they become due and payable will depend on the Company's ability to issue securities, borrow funds or some combination thereof. The Company may not be successful in raising necessary funds on acceptable terms, or at all.

        If the Company does not complete the planned private placement, and if no other sources of additional capital are available, management anticipates that it would substantially reduce the Company's operating expenses to the minimum required to support the continued development of its technology. It may be necessary to relinquish some of the rights to the Company's technologies or grant licenses on terms not favorable to the Company. There can be no assurance that the Company's negative cash flow will not necessitate ceasing of operations entirely.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

   THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
            INCEPTION (MARCH 1, 1996) TO MARCH 31, 2005 (UNAUDITED)


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        USE OF ESTIMATES

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are the estimated useful life of patents, fair value of equity instruments issued and valuation reserves on deferred tax assets.

        CASH EQUIVALENTS

        The Company considers short-term investments with original maturity dates of three months or less at the date of purchase to be cash equivalents. Cash equivalents of $0 and $101,087 as of March 31, 2005 and December 31, 2004, respectively, primarily consisted of money market funds held by large financial institutions in the United States.

        FINANCIAL INSTRUMENTS

        The Company's financial instruments, consisting of cash equivalents, accounts receivable and debt, are carried at cost, which approximates fair value due to the short-term nature of these instruments.

        PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost. The Company provides for depreciation using the straight-line method based on the respective asset's estimated useful life. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

                 Computer equipment                      5 years
                 Furniture and equipment             5 - 7 years

        PATENTS

        Costs of outside legal counsel related to obtaining new patents are capitalized as incurred. Patent costs are amortized over the legal life of the patents, generally twenty years, starting on the patent issue date. The costs of unsuccessful and abandoned patent applications are expensed when abandoned. The cost to maintain existing patents are expensed as incurred. The nature of the technology underlying these patents is concentrated on the Company's proprietary heat exchanger and system hardware designs, and the way in which elements of the Company's distiller technology are integrated or work together. These functionalities are components of the Company's product differentiation, as they enable the overall system design's reduced size and ultimately cost, which the Company believes is critical to its value proposition. The Company has abandoned claims that were deemed unsatisfactory in their breadth of scope, or were related to speculative future design features which are no longer deemed feasible.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

   THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
            INCEPTION (MARCH 1, 1996) TO MARCH 31, 2005 (UNAUDITED)


       IMPAIRMENT OF LONG-LIVED ASSETS AND DEFINITE-LIVED AMORTIZABLE
       INTANGIBLES

       The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, the Company reviews long-lived assets and definite-lived amortizable intangibles for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. In general, the Company's long-lived assets and definite-lived amortizable intangibles do not have independent, identifiable cash flows. As a result, the Company's impairment test is based on an entity-level undiscounted cash flow analysis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value. Long-lived assets consist of property and equipment and definite-lived amortizable intangibles consist of patent costs. As of March 31, 2005 and December 31, 2004, there was no impairment of long-lived assets or definite-lived amortizable intangibles.

        RESEARCH AND DEVELOPMENT COSTS

        Costs for research and development are expensed as incurred. Research and development expense primarily comprises salaries, salary-related expenses and costs of contractors and materials.

        REVENUE RECOGNITION

        The Company expects its primary sources of revenue to be from product sales and royalties on the distribution of its products. Product sales consist of sales of our distillation technology. Royalties will be calculated as a percentage of total products sold by the Company's strategic partners.

        Product sales are recognized as revenue, in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) 104, Revenue Recognition, when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred, and collection is reasonably assured. If uncertainty exists about customer acceptance, revenue is not recognized until formal acceptance has been obtained from the customer. We have no post-delivery obligations nor do our product sales contain multiple elements. Royalty revenue is recognized as revenue when earned as reported periodically by the strategic partners in accordance with the related license agreements, assuming all other criteria for revenue recognition have been met.

        As of March 31, 2005, the Company has recognized no revenue from distribution, sales or license of its products.

        PREFERRED STOCK DEPOSITS

        Preferred stock deposits represent cash received by the Company from investors prior to issuance of the related preferred stock certificates. In the periods in which the preferred stock certificates are issued, preferred stock deposits are reclassified to the applicable preferred stock account.

        INCOME TAXES

        The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A deferred tax asset is recorded to the extent that their realization is more likely than not.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

   THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
            INCEPTION (MARCH 1, 1996) TO MARCH 31, 2005 (UNAUDITED)


        STOCK-BASED COMPENSATION

        Awards under the Company's stock option plans are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its employee stock options, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recorded for options awarded to employees with exercise prices equal to or in excess of the stock's fair market value on the grant date. The Company has adopted the disclosure requirements of SFAS No. 123, which is based on the fair value method of measuring stock-based compensation. The Company accounts for stock-based compensation issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

        There were no stock options granted in the periods ended March 31, 2005 and 2004.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting period, which ranges from six months to four years. Had compensation expense for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net loss would have been as follows:

                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                          2005          2004
                                                                       ---------    ---------
             Net loss as reported                                      $(617,458)   $(612,365)
             Add: Stock-based employee compensation expense
             included in reported net loss                                    --           --

             Deduct: Stock-based employee compensation expense
             determined under fair value-based method for all awards     (42,634)     (48,375)
                                                                       ---------    ---------

             Pro forma net loss                                        $(660,092)   $(660,740)
                                                                       =========    =========

             Basic and diluted net loss per share:
                 As reported                                           $   (0.98)   $   (0.98)
                                                                       =========    =========
                 Pro forma                                             $   (1.05)   $   (1.06)
                                                                       =========    =========

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

   THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
            INCEPTION (MARCH 1, 1996) TO MARCH 31, 2005 (UNAUDITED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        STOCK-BASED COMPENSATION (CONCLUDED)

        The effects on pro forma net loss of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net loss for future years, due to such things as the vesting period of the stock options, and the potential for issuance of additional stock options in future years.

        NET LOSS PER SHARE

        The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, and related interpretations. Under the provisions of SFAS 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common stock outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of the incremental common shares issuable upon the conversion of preferred stock, shares issuable upon the exercise of stock options and the conversion of preferred and common stock upon the exercise of warrants. All common stock equivalents have been excluded from the computation of diluted net loss per shares as their effect would be anti-dilutive.

        SEGMENT REPORTING

        The Company has adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise wide disclosures about products, services, geographical areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company has only one operating segment, the design and development of distillation technology for the purposes of waste water treatment, water purification, and related processes.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

   THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
            INCEPTION (MARCH 1, 1996) TO MARCH 31, 2005 (UNAUDITED)


3.      NOTES PAYABLE

        In September 2000, the Company reached an agreement with WMS Enterprises ("WMS")to convert all outstanding accrued interest on the Convertible Debentures into a demand Note Payable carrying an interest rate of prime plus one percent (1%) (6.25% at December 31, 2004) payable monthly with an additional 5% due upon default of monthly payments. In conjunction with this agreement, the Company issued certain warrants to purchase shares of the Company's Common Stock (see Note 13). In addition, all future interest accruing on the Convertible Debentures and Notes Payable would be satisfied monthly by the issuance of a promissory note for the interest due, plus a warrant to purchase the same dollar amount of Common Stock at the lower of market or $7.50. The Company also issued to WMS additional Notes Payable on these same terms for amounts due to WMS for investment services provided in 2002 and 2001 totaling $20,020 and $60,000, respectively. In 2003, WMS advanced the Company $160,000 in additional Notes Payable and converted the $60,000 Convertible Debenture that came due in 2003 into a Note Payable.

        In 2003 in conjunction with these Notes Payable, the Company issued WMS common stock purchase warrants with a fair value of $193,263 which were recorded as a discount on the Notes Payable. The unamortized discount was fully amortized at December 31, 2004.

        RENEGOTIATION OF THE WMS DEBENTURE

        In June 2004, the Company and WMS renegotiated their outstanding 1997 Debenture Purchase Distribution and License Agreements, consolidating the two into an Amended and Restated Debt Agreement (the "Debt Agreement") and a Restated License Agreement (the "Revised License"). Pursuant to the Debt Agreement, the outstanding convertible debentures, notes, and warrants of the Company to WMS were consolidated into a single note and two warrants. The Debt Agreement contains certain covenants, including a negative covenant restricting the ability of the Company to enter into any transaction selling or transferring more than fifty percent (50%) of the Company's Common Stock, unless all debt owed to WMS is repaid at the closing. In event of default, the debt balances outstanding shall become due and payable immediately. The Debt Agreement provides WMS with right of first refusal in its next offering of new securities. WMS retains the right of first offer to purchase, pro rata, a portion of the new securities that the Company may issue. The amounts due under the Debt Agreement carry an interest rate of prime plus 1% and are due January 2, 2005 with five possible six-month extensions at the Company's option. Each extension would require the Company to issue WMS a warrant to purchase 50,000 shares of Common Stock at $5.00 per share. In conjunction with the Debt Agreement, all warrants issued to WMS were consolidated and additional warrants granted in the form of two new warrant agreements totaling 72,000 and 170,964 shares of Common Stock exercisable at $2.50 and $5.00 per share, respectively. The warrants have terms of ten years. As the warrants were issued in conjunction with the debt consolidation and extension, the relative fair value of the warrants, $322,106, was recorded as additional paid-in capital and a debt discount on the Note Payable. The total discount is being amortized to interest expense over the term of the Debt Agreement. For the year ended December 31, 2004, non-cash interest expense related to the amortization of this discount was $322,106.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

   THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
            INCEPTION (MARCH 1, 1996) TO MARCH 31, 2005 (UNAUDITED)


        NOTES PAYABLE (CONCLUDED)

        RENEGOTIATION OF THE WMS DEBENTURE (CONCLUDED)

        In March 2005, the Company exercised its second of five six-month extensions on the Note Payable, extending the maturity date to January 2006. In exchange for the extension, the Company issued to WMS a warrant to purchase 50,000 shares of Common Stock at $5.00 per share with a term of ten years. The fair value of the warrant was recorded as non-cash interest expense at March 31, 2005 in the amount of $196,892.

        The amount outstanding on the Note Payable at March 31, 2005 and December 31, 2004 was $478,535.

4.      SERIES C PREFERRED STOCK

       In the three months ended March 31, 2005, the Company issued 20,000 shares of Series C Preferred Stock at $5.00 per share for gross proceeds of $100,000. In addition, the Company issued 5,000 shares of Series C Preferred Stock in exchange for a note receivable in the amount of $25,000. This stock subscription note receivable is presented net against the Series C Preferred Stock in the balance sheet and statement of stockholders equity (deficit) at March 31, 2005. The note receivable was collected in full subsequent to March 31, 2005. (See Note 7)

       Holders of the Series C Preferred Stock received warrants to purchase 7,500 shares of Series C Preferred Stock at $5.00 per share. The warrants expire two years from the date of issuance. The fair value of the warrants was calculated using the Black-Scholes model, and as a result, an amount of $15,268 was allocated to the warrants and recorded as additional paid-in capital. Based on the effective conversion price of the Series C Preferred Stock, the Company determined that there was no beneficial conversion feature associated with these issuances.

5.      STOCKHOLDERS' EQUITY (DEFICIT)

       WARRANTS

       A summary of warrant activity for the three months ended March 31, 2005 is as follows:

                                                         March 31, 2005
                                                    -----------------------
                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                    Shares           Price
                                                    -------         ------
          Outstanding at beginning of period        514,864         $ 4.65
          Granted                                    57,500         $ 5.00
          Cancelled                                      --         $   --
                                                    -------
            Outstanding at end of period            572,364         $ 4.69
                                                    =======

        In the three months ended March 31, 2005, 7,500 warrants were issued in conjunction with the issuance of Series C Preferred Stock (see Note 4), and 50,000 were issued in conjunction with the extension of the WMS Note Payable (see Note 3). All warrants are fully vested and exercisable upon issuance.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

   THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
            INCEPTION (MARCH 1, 1996) TO MARCH 31, 2005 (UNAUDITED)


6.      COMMITMENTS

        OPERATING LEASES

        The Company leases approximately 3,000 square feet of office space from the Company's founder under a one-year lease expiring in October 2005 and 1,950 square feet of manufacturing space in Nashua, New Hampshire from an unrelated third party on a month-to-month basis. The manufacturing space was rented commencing in November 2003. Total rent expense was $9,600 for the three months ended March 31, 2005 and 2004. There are no future minimum lease payments required under noncancelable operating leases with an initial term in excess of one year.

        CONTRACTS

        On January 1, 2005, the Company revised its existing agreement with a consultant, Etain Companies, LLC. In exchange for strategic services, the Company agreed to pay Etain $10,000 monthly for four consecutive months, and provide Etain with 3,000 options per month for the same four-month period. The agreement expires on April 30, 2005.

        In February 2005, the Company entered an agreement with Brimberg & Company ("Brimberg") outlining the terms of Brimberg's services as a financial advisor. Should the Company raise capital in a private or public offering of its equity securities with a party that was introduced to the Company by Brimberg, the Company will pay Brimberg 5% of the gross proceeds from such transaction, as well as warrants coverage for common stock equal to 5% of the total shares of the Company's stock purchased by investors introduced to the Company by Brimberg. The price of such warrants shall be equal to the price paid by the investors for the stock. The warrants shall contain the same terms as any warrants that may be issued to the investors in conjunction with the equity placement. Should no warrants be issued to investors introduced by Brimberg, the warrants issued to Brimberg shall provide for "full ratchet" antidilution protection and expire ten years from the final closing date. The engagement shall be terminated upon the earlier of (i) the closing of a financing by the Company in which investors invest a maximum of $2.0 million, or (ii) December 31, 2005 upon written notice by either party. The terms will remain in effect for the 12 month period following the expiration of the agreement.

        In February 2005, the Company revised its agreement with Lancy. Lancy agreed to pay the Company $120,000 for ten distillers deliverable throughout 2005, $80,000 in cash already deposited with the Company and $40,000 in Lancy's capital stock.

        In February 2005, the Company and Ardour Capital Investments ("Ardour") entered an agreement under which Ardour would provide financial advisement to the Company, with respect to raising $4 million to $5 million in equity capital. In return for Ardour's efforts, the Company agreed to pay a one-time fee of $10,000 in February 2005 and a monthly retainer of $5,000 accrued beginning in March 2005 and paid upon the successful raising of $400,000 in new capital or the successful completion of the Company's $400,000 Series C Preferred Stock extension financing, whichever is earlier. The Company shall pay Ardour 5% of the total amounts invested by investors introduced to the Company by Ardour and warrant coverage of 5% of the shares issued in any investment by introduced investors. Investors who have not been introduced to the Company by either Ardour or Brimberg, and invest in the Company's securities up to 60 days following the termination of the agreement, shall trigger payments to Ardour of 2% of the total amount invested by such investor and warrant coverage of 3% of the total number of shares purchased by the investor in the same financing. The agreement may be terminated by the Company at any time upon 30 days written notice.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

   THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
            INCEPTION (MARCH 1, 1996) TO MARCH 31, 2005 (UNAUDITED)


7.     SUBSEQUENT EVENTS

       In April 2005, the Company's board of directors approved an extension of the Series C Preferred Stock offering. In May 2005, the Company issued 4,000 shares of its Series C Preferred Stock at $5.00 per share for proceeds of $20,000. In conjunction with the shares, the Company issued warrants to purchase 1,200 shares of Series C Preferred Stock at $5.00 per share.

       In April 2005, the Series C Preferred Stock subscription note receivable in the amount of $25,000 was collected in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking and Cautionary Statements

         The following discussion and analysis should be read in conjunction with the unaudited balance sheet as of March 31, 2005, unaudited statements of loss and other unaudited condensed financial statements for the three months ended March 31, 2004 and 2005 and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the water purification industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and other similar words.

         Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ from this projection or assumption in any of our forward-looking statements. Our future financial position and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, including those described in Ovation's Form 10-SB and in our other filings with the Securities and Exchange Commission. The forward-looking statements made in this Quarterly Report on Form 10-QSB are made only as of the date hereof, and we do not have or undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances unless otherwise required by law.

         All references in this report to "we," "our," "us, "Ovation" and the "Company" refer to Ovation Products Corporation.

GENERAL

         Ovation Products Corporation is a development-stage company with patented technology for water treatment applications that seeks to develop and market new water distillation equipment aimed initially at industrial and residential waste water application. Since inception in 1996, Ovation has been focused on research and development of its water distillation technology. Ovation believes there are various commercial applications for its water treatment technology, including applications for residential water cleaning, residential water recycling and small-volume industrial recycling and waste water disposal. To date, Ovation has not commercialized any products and, consequently, has not generated any revenues from product sales.

         Ovation's technology involves new implementations of a proven water distillation process, vapor compression, to produce distilled water. We believe that our technology improves upon this proven distillation process by making it more cost-effective and energy efficient. Using our proprietary technology, we have developed a compact stand-alone distiller unit called the Clean Water Appliance. Water from a contaminated source, or contaminated water, flows into the Clean Water Appliance and is boiled to a steam through a series of heat exchangers. The steam is then compressed to a slightly higher temperature and run to an extractor that cools the steam down into clean water and re-collects 98% of the heat.

         The initial application of our Clean Water Appliance will be used to clean up certain industrial waste streams. We also anticipate the development of water treatment systems and products which utilize our distillation technology to address both failed residential waste water septic systems and which are installed in new residential construction septic systems.

PLAN OF OPERATION

         We have generated no revenues from operations since the inception of Ovation NH, our predecessor corporation, in 1996. We intend to continue to dedicate the majority of our resources to additional research and development, allocating a portion of resources to the production of our prototype units. We do not expect to report any significant revenue until we are able to develop a production version of the Clean Water Appliance. To date, we have produced only prototypes of our product for testing by our strategic partners. We can offer no assurance that testing will demonstrate that our product is effective for its intended purpose, nor that, if proven effective in testing, that we will be able to manufacture and commercialize our product. We also can offer no assurance that our product will achieve market acceptance or that we will be able to manufacture our products economically. Additionally, after the commencement of sales of the distillers, we cannot assure you that we will generate positive cash flow or be able to predict the level of revenues, if any, that we may actually achieve from our planned operations.

         For the three months ended March 31, 2005, our operating expenses remained relatively unchanged, decreasing from $419,969 in the three months ended March 31, 2004 to $412,965 in the comparable period of 2005. General and administration expenses increased $31,000 between the two comparable periods, due primarily to increased accounting fees associated with the preparation and filing of our Form 10SB. This increase was more than offset by a $37,000 decrease in research and development expense, resulting from our reduced use of consultants in the more recent period. Our net loss for the three month period ended March 31, 2005 was $617,458, compared with a net loss of $612,365 in the three month period ended March 31, 2004. We expect that we will continue to incur significant operating losses for the foreseeable future.

         During the first fiscal quarter of 2005, the CEO, President/COO, and Office Manager elected to continue working without pay, deferring their salaries until the Company secures further investment. The CEO and President/COO have been deferring cash payment of salaries since January 2005, and the Office Manager has been deferring salary since March 2005. The total amount of accrued but unpaid salary related to these voluntary deferrals is approximately $57,900 at March 31, 2005. In April 2005, the Company laid off three of its research and development employees.

GOING CONCERN

         We have incurred net losses of $2,723,390 and $1,846,410 for the years ended December 31, 2004 and 2003, respectively, and $617,458 for the three months ended March 31, 2005. Additionally, we had a working capital deficit of $937,906 and stockholders' deficit of $616,374 at December 31, 2004. At March 31, 2005, we had a working capital deficit of $1,248,811 and stockholders' deficit of $913,215. We cannot provide any assurance that we will be able to reverse our operating losses, or that we will be able to raise additional capital to allow us to continue our planned operations. These factors raise substantial doubt about our ability to continue as a going concern.

         We expect that we will continue to experience negative cash flows from operations and net losses for the foreseeable future. Based upon management's current plans, we believe that our existing capital resources, plus the proceeds of a planned financing of approximately $5 million, will be sufficient to meet our operating expenses and capital requirements through December 2006, at which point we expect to have been shipping commercial product and recognizing revenue for over 12 months.

         We are in the process of finalizing our distiller design, and expect to be shipping commercially-viable product before the end of 2005. By the third quarter of 2005, we believe we will be able to produce one unit per week and accelerate this production to three units per week by year-end. The commercially-viable units will be shipped to our strategic partners, who will be responsible for the sales and marketing of our technology. We believe that our key partners will be able to absorb all of the units we are able to manufacture through the end of 2006. Any delays in our ability to secure funding also will have a negative impact on our timeline to reach first commercial shipment.

         In the event we are unable to raise additional capital in a timely manner or under acceptable conditions, we believe that we can continue to run our operations short-term by significantly decreasing the professional services we have engaged to support our financing activities, and reducing the purchase of materials and labor associated with the development of our long-range beta projects. Our President and Chief Executive Officer would each defer their salaries indefinitely and continue to defer rent payments on our main facility, which is leased from Mr. Zebuhr. These reductions would enable us to continue operations throughout 2005 on an investment of approximately $600,000, which may be made available to us in exchange for granting extended intellectual property rights to our strategic partners.

         Changes in our business strategy, technology development, or marketing plans or other events affecting our operating plans and expenses, may result in the expenditure of existing cash before additional investment may be secured. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to issue securities, borrow funds or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all.

         If we are not successful in raising necessary funds and if no other sources of additional capital are available, we anticipate that we would substantially reduce our operating expenses to the minimum required to support the continued development of our technology. It may be necessary to relinquish some of the rights to our technologies or grant licenses on terms not favorable to us. We cannot provide any assurance that our negative cash flow will not necessitate ceasing of operations entirely.

LIQUIDITY AND CAPITAL RESOURCES

         From the inception of our predecessor corporation in 1996 through March 31, 2005, we raised a total of approximately $8.5 million from the sale of our capital stock, convertible notes and other securities.

         We anticipate that we will need to raise up to $5,000,000 in 2005 in order to begin full production and commercialization of components utilizing our distillation technology. Our cash needs may vary significantly from our projected needs if more cash than anticipated is expended in development, marketing or other operations, or if market conditions require a more rapid, expanded roll out of component distillers that utilize our distillation technology. If our estimates as to future cash needs are wrong, we may need to raise additional capital sooner than expected. We cannot assure you that our estimates regarding our cash needs will prove accurate, that we will be able to secure required additional financing if needed, or that additional financing, if obtained, will be on favorable or acceptable terms. We plan to continue to raise additional funds periodically through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent we raise additional capital through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms not favorable to us. If we are unable to obtain additional financing when needed, we would be required to significantly scale back development plans and, depending upon cash flow from our existing business, reduce the scope of our operations or cease operations entirely.

        In the three months ended March 31, 2005, we issued 25,000 shares of our Series C Convertible Preferred Stock at $5.00 per shares in exchange for cash proceeds of $100,000 and a note receivable in the amount of $25,000. Holders of the Series C Convertible Preferred Stock received warrants to purchase an additional 7,500 shares of Series C Convertible Preferred Stock at $5.00 per share.

         Our cash on hand was $12,302 at March 31, 2005.

         Outstanding Debt

         In December 2003, we issued $800,000 in convertible promissory notes (the "Bridge Notes") with simple interest of 12.5% per annum, due on June 30, 2004. The Bridge Notes were automatically converted into an aggregate of 173,976 shares of Series C Preferred Stock as part of our initial offering of our Series C Preferred Stock which was completed on June 30, 2004.

         In connection with the Bridge Notes, we also issued warrants to purchase 48,000 shares of our Series C Preferred Stock at $5.00 per share. The relative fair value of the warrants, $121,470, was recorded as additional paid-in capital and a debt discount on the Bridge Notes. As a result of a portion of the proceeds being allocated to the warrants, the Company determined that the Bridge Notes had a beneficial conversion feature of $121,471. This amount was recorded as additional paid-in capital and a discount on the Bridge Notes. The total discount was amortized to interest expense over the term of the Bridge Notes. Non-cash interest expense related to the amortization of these discounts was $141,716 and $101,225 in 2003 and 2004, respectively.

         In August 1997, we entered into a series of agreements with WMS including a Debenture Purchase Agreement, a License Agreement, and a Distribution Agreement. The Debenture Purchase Agreement provided for the purchase of $180,000 aggregate principal amount of convertible debentures (the "WMS Convertible Debentures"), which was funded $40,000 at closing and monthly amounts of $20,000 in the following seven months. The WMS Convertible Debentures were convertible, at WMS' option, into shares of our common stock at a conversion price of $2.50 per share, subject to adjustments. Any outstanding WMS Convertible Debentures would automatically be converted into shares of common stock at the conversion price upon the consummation of a public offering raising at least $2,000,000 in proceeds. WMS also was granted the right of first offer to purchase, pro rata, a portion of any new securities that we may propose to issue and sell. The WMS Convertible Debentures carried an interest rate of prime plus one percent (1%) (6.25% at December 31, 2004) per annum, payable quarterly. Amounts outstanding on the WMS Convertible Debentures at December 31, 2003 and 2004 and March 31, 2005 were $60,000, $0 and $0, respectively.

         In September 2000, we reached an agreement with WMS to convert all then outstanding accrued interest on the WMS Convertible Debentures into a demand note (the "WMS Demand Note") which carried an interest rate of prime plus one percent (1%) (6.25% at December 31, 2004) payable monthly with an additional 5% due upon default of monthly payments. In conjunction with this agreement, we issued certain warrants to purchase shares of our common stock. In addition, all future interest accruing on the WMS Convertible Debentures and the WMS Demand Note would be satisfied monthly by the issuance of a promissory note for the interest due, plus a warrant to purchase the same dollar amount of common stock at the lower of the then market price or $7.50. We also issued additional WMS Demand Notes on these same terms for amounts due to WMS for certain investment services provided in 2001 and 2002 totaling $60,000 and $20,020, respectively. In 2003, WMS advanced us $160,000 in additional WMS Demand Notes and converted the $60,000 WMS Convertible Debenture that came due in 2003 into a WMS Demand Note.

         In conjunction with the issuance of the WMS Demand Notes, the Company issued WMS common stock purchase warrants with a fair value of $193,263 which were recorded as a discount on the WMS Demand Notes.

         Interest expense on the WMS Convertible Debentures and WMS Demand Notes for the years ended December 31, 2003 and 2004 and the three months ended March 31, 2005 was $120,432, $72,831, and $7,775, respectively.

         In June 2004, we renegotiated our outstanding 1997 Debenture Purchase Distribution and License Agreements with WMS, consolidating the two into an Amended and Restated Debt Agreement (the "Debt Agreement") and a Restated License Agreement (the "Revised License"). Pursuant to the Debt Agreement, the outstanding WMS Convertible Debentures and WMS Demand Notes were consolidated into a single note and all warrants previously issued to WMS and all contractual rights to purchase shares of our common stock that WMS previously enjoyed (related to the WMS Convertible Debentures) were replaced by two new warrants. Additionally, and as part of the new Debt Agreement, WMS purchased $100,000 in shares of our Series C Preferred Stock. The Debt Agreement contains multiple covenants, including a negative covenant restricting our ability to enter into any transaction selling or transferring more than fifty percent (50%) of our common stock, unless all debt owed to WMS is repaid at the closing. Upon an event of default, the debt balances outstanding shall become due and payable immediately. The Debt Agreement provides WMS with a right of first offer to purchase a pro rata portion of securities we may offer in the future, subject to certain exceptions (including an initial public offering). The amounts due under the Debt Agreement carry an interest rate of prime plus 1% (6.25% at December 31, 2004) and are due January 2, 2005 with six possible six-month extensions, each at our option. Each extension would require us to issue WMS a warrant to purchase 50,000 shares of common stock at $5.00 per share. At December 31, 2004, we issued WMS additional warrants to purchase 50,000 shares of common stock for the first possible loan extension, extending the maturity date to July 2005, as well as warrants to purchase 15,000 shares of common stock for a prior loan extension past December 31, 2003. In conjunction with the Debt Agreement, the warrants previously issued to WMS totaling 96,486 shares exercisable at $5.00 per share and the rights to purchase shares under the WMS Convertible Debentures were exchanged for two warrants to purchase an aggregate of 72,000 and 170,964 shares of our common stock exercisable at $2.50 and $5.00 per share, respectively. The warrants each have a term of ten years. Because the warrants were issued in conjunction with the debt consolidation and extension, the relative fair value of the warrants, $322,106, was recorded as additional paid in capital and a debt discount on the Note Payable. The total discount is being amortized to interest expense over the term of the Debt Agreement. For the years ended December 31, 2003 and 2004 and the three months ended March 31, 2005, non-cash interest expense related to the amortization of these discounts was $0, $322,106, and $0, respectively.

         Amounts outstanding on the Demand Notes at December 31, 2003 and 2004 were $412,850 (before discount of $72,831 at December 31, 2003) and $478,535, respectively. At March 31, 2005, amounts outstanding on the Demand Notes were $478,535. At December 31, 2004, the Note Payable in the amount of $478,535 has been classified as a current liability as it is due to mature in 2005.

         Warrants

         At March 31, 2005, the Company had outstanding warrants to purchase 72,000 shares of common stock at $2.50 per share, warrants to purchase 290,964 shares of common stock at $5.00 per share, and 209,400 shares of Preferred Series C stock at $5.00 per share. The expiration dates of these warrants range from June 2006 to June 2014, and were issued primarily in conjunction with preferred stock and debt financings. Should all 572,364 warrants be exercised, the resulting proceeds to the Company would be $2.4 million; however, the Company does not expect to receive any proceeds from the exercise of warrants in the near term, considering the average exercise price and the relatively long average remaining life of the warrants.

         Preferred Stock Dividends

         The holders of our preferred stock have equal ratable rights to six percent (6%) per annum cumulative dividends, from funds legally available for payment of dividends, payable when and if declared by our Board of Directors or upon a liquidation of the Company. The holders of preferred stock are entitled to receive these dividends prior to any dividend being declared and paid with respect to our common stock. These dividends are not payable upon conversion.

         Outlook

         During the next twelve months and contingent upon further investment, we expect to increase both our development staff and our spending in order to successfully move our Clean Water Appliance into commercial production. We believe this will entail investment of approximately $900,000 in tooling, and a headcount increase of ten developers. The additional costs of headcount and related expenses are expected to increase our total operating expense by approximately $1 million in 2005, from $2.0 million in 2004 and $3.0 million in 2005. We anticipate that the investments and the work we accomplish in 2005 will enable us to reduce the manufacturing costs of our products significantly, based on the current costs of our prototypes, and allow us to enter the market with a competitively priced product. We cannot provide any assurance that our prototypes will prove effective in testing or that we will be able to commercialize our product.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts on our financial statements. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

          Note 2 to the financial statements included in this filing contains a discussion of our significant accounting policies. Management believes that the following critical accounting policies most significantly affect the portrayal of our financial condition and require management's most difficult and subjective judgments:

REVENUE RECOGNITION

         We recognize revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) 104, Revenue Recognition, when persuasive evidence of an arrangement exists, fees are fixed or determinable, delivery has occurred, and collection is reasonably assured. If uncertainty exists about customer acceptance, revenue is not recognized until formal acceptance has been obtained from the customer.

         Since the Company's technology and product are still in the final stages of development and testing, any units shipped to customers may not be accepted due to the product's inability to meet customer requirements. Since the Company does not have historical information upon which to estimate customer returns, no shipped products have been considered accepted by the customer until formal notification of acceptance has occurred. For units shipped to date, customer acceptance may never be obtained or significant modifications to the shipped products may be necessary in order for acceptance to occur.

STOCK-BASED COMPENSATION

                  The Company records stock-based compensation to non-employees at fair value. The Company does not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price of the underlying stock at the time of grant. The Company reports pro forma net loss and loss per share in accordance with the requirements of Statement of Financial Accounting Standard ("SFAS") No. 148. This disclosure shows net loss and loss per share as if we had accounted for our employee stock options under the fair value method.

         The fair value of options and warrants granted to non-employees and the pro forma information discussed is calculated using the Black-Scholes option pricing model. This option valuation model requires input of assumptions including the volatility of our stock price, the expected life of the option and the risk-free interest rate. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of fair value of our stock options.

         In estimating the fair value of the underlying stock, the Company considers the valuation of shares most recently issued to outside investors and shares with the most similar rights and term. The Company has only a limited number of transactions with outside investors on which to base the fair value its shares. Since 2002, the Company has issued all shares to outside investors at $5.00 per share. Therefore, substantially all stock-based compensation issued to non-employees has used $5.00 per share as the fair value of the underlying securities.

         For all non-employee options and warrants, the Company has used the contractual life as the expected life of the instrument.

         The Company's capital stock has not been listed on a public stock exchange or electronic quotation system and, as noted above, the Company has only a limited number of transactions with outside investors on which to base volatility. Although the Company's valuation as established in its financings since 2002 has been consistent at $5.00 per share, the Company expects the volatility of its stock price to increase significantly in the event its capital stock is listed on a public stock exchange or electronic quotation system. In order to estimate expected volatility over the life of the related instrument, the Company considered the volatility of other small, early-stage public companies. The Company expects its volatility factor to change in the event its capital stock is listed on a public stock exchange or electronic quotation system and more specific data is available about the movements in its stock price.

         The risk-free interest rate is the yield on a U.S. government security with a term approximating the life of the underlying equity instrument.

ACCOUNTING FOR INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result primarily of federal and state net operating loss carryforwards, the Company has a significant deferred tax asset. A valuation allowance against this asset is recognized if, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized. The United States Tax Reform Act of 1986 contains provisions that may limit the Company's net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined.

         The Company, in determining the amount of the gross deferred tax assets, estimates the enacted tax rates expected to be in effect in the periods in which the deferred tax asset is expected to be realized. In the years ended December 31, 2004 and 2003 and the three months ended March 31, 2005, the Company utilized 35% which represents the maximum corporate federal tax rate. In addition, the Company has determined that, as of March 31, 2005 and December 31, 2004 and 2003, it is more likely than not that the Company will not realize any portion of its deferred tax asset. This determination is based on the fact that the Company has never generated any substantive taxable income. Additionally, our auditors have expressed substantial doubt about the Company's ability to continue as a going concern. The Company will reassess the realizability of the deferred tax assets each year.

ITEM 3.  CONTROLS AND PROCEDURES

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

        As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them by others.

        There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) or in other factors that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In the three months ended March 31, 2005, the Company issued 20,000 shares of Series C Preferred Stock at $5.00 per share for gross proceeds of $100,000. In addition, the Company issued 5,000 shares of Series C Preferred Stock in exchange for a note receivable in the amount of $25,000. This note receivable is presented net against the Series C Preferred Stock in the balance sheet and statement of stockholders equity (deficit) at March 31, 2005. Holders of the Series C Preferred Stock received warrants to purchase 7,500 shares of Series C Preferred Stock at $5.00 per share. The warrants expire two years from the date of issuance. The fair value of the warrants was calculated using the Black-Scholes model, and as a result, an amount of $15,268 was allocated to the warrants and recorded as additional paid-in capital.

        Shares of our preferred stock are convertible at the option of the holder thereof into shares of our common stock at any time on a share-for-share basis and upon the occurrence of a reorganization by our Company that entitles holders of our common stock to receive stock, securities or assets with respect to or in exchange for shares of our common stock, the holders of our preferred stock will be treated as having exercised their conversion right immediately prior to the consummation of such reorganization. In the event that we sell shares of capital stock at a per share price lower than the per share conversion price applicable to a class of our preferred stock, the holders of our Series C Preferred Stock are entitled to an adjustment of the conversion price of the Series C Preferred Stock held by them to the price at which such sale occurs. Our preferred stock is not redeemable.

         The holders of our outstanding preferred stock have equal ratable rights to six percent (6%) per annum cumulative dividends, from funds legally available therefor, payable when declared by our Board of Directors or upon a liquidation of our Company. The holders of our preferred stock are entitled to receive their proportionate share, on an "as converted" basis, prior to any dividend declared on our common stock.

         In the event of any liquidation and distribution of the assets of our Company, the holders of our preferred stock will be entitled to receive all accrued and unpaid dividends prior to payment to holders of common stock. Remaining assets, if any, will then be distributed pro rata to the holders of our preferred stock and common stock, counting preferred stock on an "as converted" basis. In the event that the available assets of our Company are insufficient to pay the preferred dividend on all outstanding shares of preferred stock, the holders of preferred stock will share in any distribution in proportion to their respective accrued and unpaid preferred dividend.

         Distribution of dividends on our common stock requires certain majority consents of the holders of our preferred stock.

        The offer and sale of these securities were exempt from the registration requirements of Section 5 of the Securities Act, as amended, pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied on the following facts in determining that the offer and sale of these securities qualified for the exemption provided by Rule 506:

      o The offer and sale satisfied all of the terms and conditions of Rule 501 and 502 under the Securities Act;

      o There were no more than 35 purchasers of Company Securities from the Company under the offer pursuant to Rule 506 under the Securities Act;

      o Each purchaser who was not an accredited investor, either alone or with a purchaser representative(s) had such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the Company reasonably believed immediately prior to making any sale that such purchaser satisfied the criteria described; and

      o The Company is not and has not been subject to any order, judgment or decree of any court of competent jurisdiction temporarily, preliminarily or permanently enjoining the Company for failure to comply with Rule 503 under the Securities Act.

For working capital restrictions and other limitations upon the payment of dividends see "Item 2. Management's Discussion and Analysis or Plan of Operation
- Liquidity and Capital Resources."

Subsequent Event

      In April 2005, the Company's board of directors approved an extension of the Series C Preferred Stock offering. In May 2005, the Company issued 4,000 shares of its Series C Preferred Stock at $5.00 per share for proceeds of $20,000. In conjunction with the shares, the Company issued warrants to purchase 1,200 shares of Series C Preferred Stock at $5.00 per share.

      In April 2005, the Series C Preferred Stock subscription note receivable in the amount of $25,000 was collected in full.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBIT INDEX

         EXHIBITS          DESCRIPTION
         --------          -----------

         3.1 Second Amended and Restated Certificate of Incorporation of Ovation Products Corporation, dated March 31, 2004.*

         3.2               Bylaws of Ovation Products Corporation.*

         4.1 Form of Warrant issued in connection with bridge loan financing.*

         4.2 Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.*

         4.3 Promissory Note issued pursuant to the Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.*

         4.4 Form of Warrant to purchase 72,000 shares of common stock pursuant to the Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.*

         4.5 Form of Warrant to purchase 170,964 shares of common stock pursuant to the Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.*

         4.6               Form of Warrant to purchase common stock. *

         4.7               Form of Warrant to purchase Series C Preferred
                           Stock.*

         4.8 Third Amended and Restated Investor Rights Agreement, dated as of June 30, 2004 by and between Ovation Products Corporation and the investors signatory thereto.*

         4.9 Third Amended and Restated First Refusal and Co-Sale Agreement, dated as of June 30, 2004 by and between Ovation Products Corporation and the investors signatory thereto.*

         10.1              1999 Stock Option Plan.*

         10.2 Distribution Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc.*

         10.3 Strategic Alliance Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc.*

         10.4 License Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc.*

         10.5 Agreement dated as of October 13, 2001, between Ovation Products Corporation and Twain Associates, Inc.*

         10.6 Amendment to Agreement between Ovation Products Corporation and Twain Associates, Inc., dated April 4, 2003.*

         10.7 Distribution Agreement, dated as of December 16, 2002 between Ovation Products Corporation and Lancy Water Technology Limited.*

         10.8 Restated License Agreement dated as of June 30, 2004 between Ovation Products Corporation and WMS Family I LLC.*

         10.9 Agreement dated as of June 30, 2004 between Ovation Products Corporation and WMS Family I LLC.*

         10.10 Consulting Agreement dated as of July 7, 2004 between Ovation Products Corporation and Alexandros Partners LLC.*

         10.11 Residential Lease dated as of October 1, 2004 between Ovation Products Corporation and William Zebuhr.*

         10.12 Agreement dated as of February 1, 2003 between Ovation Products Corporation and Etain Companies LLC.*

         10.13 Agreement dated as of January 1, 2004 between Ovation Products Corporation and Etain Companies LLC.*

         10.14 Agreement dated as of January 1, 2005 between Ovation Products Corporation and Etain Companies LLC.*

         10.15 Amendment to Distribution Agreement dated January 27, 2005 between Ovation Products Corporation and Lancy Water Technology Limited.*

         10.16 Letter Agreement dated as of February 17, 2005 between Ovation Products Corporation and Brimberg & Co.*

         10.17 Financial Advisory Agreement dated April 21, 2005 between Ardour Capital Investments LLC.*

         31                Rule 13a-14(a)/15d-14(a) Certifications

         32                Section 1350 Certifications.


--------
* Previously filed as an exhibit to Ovation's Form 10-SB (Reg. No. 000-51145).

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Ovation Products Corporation


Date: May 23, 2005                       By: /s/ William Lockwood
                                             --------------------------------
                                         Name:  William Lockwood
                                         Title: President and Chief Operating
                                                Officer

                                  EXHIBIT INDEX

         EXHIBITS          DESCRIPTION
         --------          -----------

         3.1 Second Amended and Restated Certificate of Incorporation of Ovation Products Corporation, dated March 31, 2004.*

         3.2               Bylaws of Ovation Products Corporation.*

         4.1 Form of Warrant issued in connection with bridge loan financing.*

         4.2 Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.*

         4.3 Promissory Note issued pursuant to the Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.*

         4.4 Form of Warrant to purchase 72,000 shares of common stock pursuant to the Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.*

         4.5 Form of Warrant to purchase 170,964 shares of common stock pursuant to the Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.*

         4.6               Form of Warrant to purchase common stock. *

         4.7               Form of Warrant to purchase Series C Preferred
                           Stock.*

         4.8 Third Amended and Restated Investor Rights Agreement, dated as of June 30, 2004 by and between Ovation Products Corporation and the investors signatory thereto.*

         4.9 Third Amended and Restated First Refusal and Co-Sale Agreement, dated as of June 30, 2004 by and between Ovation Products Corporation and the investors signatory thereto.*

         10.1              1999 Stock Option Plan.*

         10.2 Distribution Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc.*

         10.3 Strategic Alliance Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc.*

         10.4 License Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc.*

         10.5 Agreement dated as of October 13, 2001, between Ovation Products Corporation and Twain Associates, Inc.*

         10.6 Amendment to Agreement between Ovation Products Corporation and Twain Associates, Inc., dated April 4, 2003.*

         10.7 Distribution Agreement, dated as of December 16, 2002 between Ovation Products Corporation and Lancy Water Technology Limited.*

         10.8 Restated License Agreement dated as of June 30, 2004 between Ovation Products Corporation and WMS Family I LLC.*

         10.9 Agreement dated as of June 30, 2004 between Ovation Products Corporation and WMS Family I LLC.*

         10.10 Consulting Agreement dated as of July 7, 2004 between Ovation Products Corporation and Alexandros Partners LLC.*

         10.11 Residential Lease dated as of October 1, 2004 between Ovation Products Corporation and William Zebuhr.*

         10.12 Agreement dated as of February 1, 2003 between Ovation Products Corporation and Etain Companies LLC.*

         10.13 Agreement dated as of January 1, 2004 between Ovation Products Corporation and Etain Companies LLC.*

         10.14 Agreement dated as of January 1, 2005 between Ovation Products Corporation and Etain Companies LLC.*

         10.15 Amendment to Distribution Agreement dated January 27, 2005 between Ovation Products Corporation and Lancy Water Technology Limited.*

         10.16 Letter Agreement dated as of February 17, 2005 between Ovation Products Corporation and Brimberg & Co.*

         10.17 Financial Advisory Agreement dated April 21, 2005 between Ardour Capital Investments LLC.*

         31                Rule 13a-14(a)/15d-14(a) Certifications

         32                Section 1350 Certifications.