Form 10QSB
period 2005-06-30
OVATION PRODUCTS CORP
filed 2005-08-15
CIK 1189528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 794,301 shares of common stock, $1.00 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION................................................2

         Item 1.  Financial Statements.........................................2

                  Balance Sheets as of June 30, 2005 (unaudited) and
                  December 31, 2004............................................2

                  Statements of Loss for the three and six months
                  ended June 30, 2005 and 2004, and the period from
                  March 1, 1996 (inception) to June 30, 2005(unaudited)........3

                  Statements of Changes in Stockholders' Equity (Deficit) for the period from March 1, 1996 (inception) to
                  June 30, 2005 (unaudited)....................................4

                  Statements of Cash Flows for the six months ended June 30, 2005 and 2004, and the period from March 1,
                  1996 (inception) to June 30, 2005 (unaudited)................6

                  Notes to Financial Statements (unaudited)....................7

         Item 2.  Management's Discussion and Analysis or Plan of Operation...16

         Item 3.  Controls and Procedures.....................................21

PART II   OTHER INFORMATION...................................................22

         Item 1.  Legal Proceedings...........................................22

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.22

         Item 3.  Defaults Upon Senior Securities.............................23

         Item 4.  Submission of Matters to a Vote of Security Holders.........23

         Item 5.  Other Information...........................................23

         Item 6.  Exhibits....................................................25

SIGNATURES....................................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                        June 30,       December 31,
                                                                          2005             2004
                                                                      (unaudited)
Current assets:
   Cash and cash equivalents                                          $    293,324     $    186,681
   Prepaid expenses                                                          9,895           45,119
                                                                      ------------     ------------
      Total current assets                                                 303,219          231,800
                                                                      ------------     ------------

Property and equipment, net of accumulated depreciation                     10,631           12,967
                                                                      ------------     ------------

Other assets:
   Patents, net of accumulated amortization                                323,834          308,565
                                                                      ------------     ------------

      Total assets                                                    $    637,684     $    553,332
                                                                      ============     ============

Current liabilities:
   Accounts payable                                                   $    583,723     $    484,288
   Accrued expenses                                                        219,722          126,883

   Note payable                                                            478,535          478,535

     Note payable, net of discount                                          35,943               --
   Customer deposit                                                         80,000           80,000
                                                                      ------------     ------------
      Total current liabilities                                          1,397,923        1,169,706
                                                                      ------------     ------------

Commitments

Stockholders' deficit:
   Series A Preferred Stock, $1.00 par value; 200,000 shares
     authorized; 160,000 shares issued and outstanding;
     (preference in liquidation of $441,315 at June 30, 2005)            1,746,968        1,746,968
   Series B Preferred Stock, $1.00 par value; 300,000 shares
     authorized; 294,102 shares issued and outstanding;
     (preference in liquidation of $250,741 at June 30, 2005)            1,379,205        1,379,205
   Series B-1 Preferred Stock, $1.00 par value; 300,000 shares authorized; 131,000 shares issued and outstanding;
     (preference in liquidation of $84,239 at June 30, 2005)               607,290          607,290
   Series C Preferred Stock, $1.00 par value; 775,000 shares
     authorized; 542,016 and 513,016 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively;
     (preference in liquidation of $162,826 at June 30, 2005)            2,276,759        2,150,721
   Common stock, $1.00 par value; 8,000,000 shares authorized;
     729,301 and 629,301 shares issued and outstanding at June 30,
     2005 and December 31, 2004, respectively                              729,301          629,301
   Additional paid-in capital                                            4,067,192        3,289,400
   Deficit accumulated during development stage                        (11,566,954)     (10,419,259)
                                                                      ------------     ------------
      Total stockholders' deficit                                         (760,239)        (616,374)
                                                                      ------------     ------------

      Total liabilities and stockholders' deficit                     $    637,684     $    553,332
                                                                      ============     ============

The accompanying notes are an integral part of these financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF LOSS
                                   (unaudited)

                                                                                                             Period of
                                                                                                           March 1, 1996
                                        Three months ended June 30,       Six months ended June 30,       (Inception) to
                                       -----------------------------     -----------------------------        June 30,
                                           2005             2004             2005             2004             2005
                                       ------------     ------------     ------------     ------------     ------------
Revenues                               $         --     $         --     $         --     $         --     $         --
                                       ------------     ------------     ------------     ------------     ------------

Operating expenses:
   Research and development                 206,504          306,785          460,533          597,503        6,568,735
   Sales and marketing                           11            6,679              137            7,863           24,682
   General and administrative               313,339          141,858          472,149          269,925        3,506,117
                                       ------------     ------------     ------------     ------------     ------------
      Total operating expenses              519,854          455,322          932,819          875,291       10,099,534
                                       ------------     ------------     ------------     ------------     ------------

      Operating loss                       (519,854)        (455,322)        (932,819)        (875,291)     (10,099,534)
                                       ------------     ------------     ------------     ------------     ------------

Other income (expense):
   Interest income                               79              387              253              760           30,784
   Interest expense                         (10,462)         (42,274)        (215,129)        (231,469)      (1,468,610)
                                       ------------     ------------     ------------     ------------     ------------
      Other expense, net                    (10,383)         (41,887)        (214,876)        (230,709)      (1,437,826)
                                       ------------     ------------     ------------     ------------     ------------

Loss before provision for
  income taxes                             (530,237)        (497,209)      (1,147,695)      (1,106,000)     (11,537,360)

Provision for income taxes                       --              100               --            3,674           29,594
                                       ------------     ------------     ------------     ------------     ------------

      Net loss                         $   (530,237)    $   (497,309)    $ (1,147,695)    $ (1,109,674)    $(11,566,954)
                                       ============     ============     ============     ============     ============

Basic and diluted net loss per
  common share                         $      (0.83)    $      (0.80)    $      (1.80)    $      (1.78)    $     (23.14)
                                       ============     ============     ============     ============     ============

Shares used in computing basic and
  diluted net loss per common share         642,523          623,301          635,912          623,301          499,884
                                       ============     ============     ============     ============     ============

The accompanying notes are an integral part of these financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                                                                    Series A                  Series B              Series B-1
                                             Common Stock        Preferred Stock           Preferred Stock        Preferred Stock
                                        --------------------   ---------------------   ----------------------   --------------------
                                          Shares     Amount     Shares      Amount       Shares      Amount      Shares      Amount
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at Inception (March 1, 1996)          --   $      --         --   $       --          --   $       --         --   $      --
Issuance of common stock to founders     284,400     284,400         --           --          --           --         --          --
Issuance of common stock                  18,000      18,000         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 1996             302,400     302,400         --           --          --           --         --          --
Issuance of common stock                  12,000      12,000         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 1997             314,400     314,400         --           --          --           --         --          --
Issuance of common stock                 127,760     127,760         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 1998             442,160     442,160         --           --          --           --         --          --
Issuance of common stock                  31,000      31,000         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 1999             473,160     473,160         --           --          --           --         --          --
Issuance of common stock                 149,941     149,941         --           --          --           --         --          --
Fair value of stock options and warrants
  granted to non-employees                    --          --         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 2000             623,101     623,101         --           --          --           --         --          --
Issuance of Series A Preferred Stock
  and warrants, net of issuance costs
  of $53,032                                  --          --    160,000    1,746,968          --           --         --          --
Intrinsic value of options granted to
  an employee                                 --          --         --           --          --           --         --          --
Fair value of warrants issued to
  non-employees                               --          --         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 2001             623,101     623,101    160,000    1,746,968          --           --         --          --
Issuance of Series B Preferred Stock,
  net of issuance costs of $91,290            --          --         --           --     283,102    1,324,205         --          --
Issuance of common stock for services        200         200         --           --          --           --         --          --
Series B Preferred Stock issued in
  exchange for engineering services           --          --         --           --      11,000       55,000         --          --
Intrinsic value of options granted to
  an employee                                 --          --         --           --          --           --         --          --
Fair value of stock options and
  warrants granted to non-employees           --          --         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 2002             623,301     623,301    160,000    1,746,968     294,102    1,379,205         --          --
Issuance of Series B-1 Preferred Stock,
  net of issuance costs of $47,710            --          --         --           --          --           --    131,000     607,290
Fair value of warrants issued in
  connection with bridge notes payable        --          --         --           --          --           --         --          --
Beneficial conversion feature on bridge
  notes payable                               --          --         --           --          --           --         --          --
Fair value of stock options and warrants
  granted to non-employees                    --          --         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------
Balance at December 31, 2003             623,301     623,301    160,000    1,746,968     294,102    1,379,205    131,000     607,290
Issuance of Series C Preferred Stock
  and warrants, net of issuance costs
  of $116,404                                 --          --         --           --          --           --         --          --
Conversion of bridge notes and accrued
  interest into Series C Preferred Stock      --          --         --           --          --           --         --          --
Common stock issued in exchange for
  investment services in connection with
  Series C Preferred Stock                 6,000       6,000         --           --          --           --         --          --
Fair value of warrants issued in
  connection with notes payable               --          --         --           --          --           --         --          --
Fair value of stock options granted to
    non-employees                             --          --         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------

Balance at December 31, 2004             629,301     629,301    160,000    1,746,968     294,102    1,379,205    131,000     607,290
Issuance of Series C Preferred Stock and
  warrants, net of issuance costs of
  $1,274                                      --          --         --           --          --           --         --          --
Fair value of warrants issued in
  connection with notes payable               --          --         --           --          --           --         --          --
Fair value of stock options granted
  to non-employees                            --          --         --           --          --           --         --          --
Issuance of common stock and warrants    100,000     100,000         --           --          --           --         --          --
Net loss                                      --          --         --           --          --           --         --          --
                                        --------   ---------   --------   ----------   ---------   ----------   --------   ---------

Balance at June 30, 2005                729,301     $729,301    160,000   $1,746,968     294,102   $1,379,205    131,000   $ 607,290
                                        ========   =========   ========   ==========   =========   ==========   ========   =========


The accompanying notes are an integral part of these financial statements.

                                               Series C             (Discount)       Deficit
                                            Preferred Stock         Additional    Accumulated     Stockholders'
                                         -----------------------      Paid-in        During          Equity
                                          Shares       Amount         Capital      Development     (Deficit)
                                         --------   ------------   ------------    ------------    ------------
Balance at Inception (March 1, 1996)           --   $         --   $         --    $         --    $         --
Issuance of common stock to founders           --             --       (277,330)             --           7,070
Issuance of common stock                       --             --         27,000              --          45,000
Net loss                                       --             --             --         (50,197)        (50,197)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 1996                   --             --       (250,330)        (50,197)          1,873
Issuance of common stock                       --             --         18,000              --          30,000
Net loss                                       --             --             --        (178,101)       (178,101)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 1997                   --             --       (232,330)       (228,298)       (146,228)
Issuance of common stock                       --             --        451,440              --         579,200
Net loss                                       --             --             --        (430,587)       (430,587)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 1998                   --             --        219,110        (658,885)          2,385
Issuance of common stock                       --             --        124,000              --         155,000
Net loss                                       --             --             --        (538,696)       (538,696)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 1999                   --             --        343,110      (1,197,581)       (381,311)
Issuance of common stock                       --             --        945,964              --       1,095,905
Fair value of stock options and warrants
  granted to non-employees                     --             --        124,083              --         124,083
Net loss                                       --             --             --      (1,152,737)     (1,152,737)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 2000                   --             --      1,413,157      (2,350,318)       (314,060)
Issuance of Series A Preferred Stock
  and warrants, net of issuance costs
  of $53,032                                   --             --         23,622              --       1,770,590
Intrinsic value of options granted to
  an employee                                  --             --         49,000              --          49,000
Fair value of warrants issued to
  non-employees                                --             --        101,799              --         101,799
Net loss                                       --             --             --      (1,708,501)     (1,708,501)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 2001                   --             --      1,587,578      (4,058,819)       (101,172)
Issuance of Series B Preferred Stock,
  net of issuance costs of $91,290             --             --          2,243              --       1,326,448
Issuance of common stock for services          --             --            800              --           1,000
Series B Preferred Stock issued in
  exchange for engineering services            --             --             --              --          55,000
Intrinsic value of options granted to
  an employee                                  --             --         82,500              --          82,500
Fair value of stock options and
  warrants granted to non-employees            --             --         45,969              --          45,969
Net loss                                       --             --             --      (1,790,640)     (1,790,640)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 2002                   --             --      1,719,090      (5,849,459)       (380,895)
Issuance of Series B-1 Preferred Stock,
  net of issuance costs of $47,710             --             --             --              --         607,290
Fair value of warrants issued in
  connection with bridge notes payable         --             --        121,470              --         121,470
Beneficial conversion feature on bridge
  notes payable                                --             --        121,471              --         121,471
Fair value of stock options and warrants
  granted to non-employees                     --             --        361,429              --         361,429
Net loss                                       --             --             --      (1,846,410)     (1,846,410)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 2003                   --             --      2,323,460      (7,695,869)     (1,015,645)
Issuance of Series C Preferred Stock
  and warrants, net of issuance costs
  of $116,404                             339,040      1,280,841        297,955              --       1,578,796
Conversion of bridge notes and accrued
  interest into Series C Preferred Stock  173,976        869,880             --              --         869,880
Common stock issued in exchange for
  investment services in connection with
  Series C Preferred Stock                     --             --         24,000              --          30,000
Fair value of warrants issued in
  connection with notes payable                --             --        515,636              --         515,636
Fair value of stock options granted to
    non-employees                              --             --        128,349              --         128,349
Net loss                                       --             --             --      (2,723,390)     (2,723,390)
                                         --------   ------------   ------------    ------------    ------------

Balance at December 31, 2004              513,016      2,150,721      3,289,400     (10,419,259)       (616,374)
Issuance of Series C Preferred Stock and
  warrants, net of issuance costs of
  $1,274                                   29,000        126,038         17,688              --         143,726
Fair value of warrants issued in
  connection with notes payable                --             --        223,135              --         223,135
Fair value of stock options granted
  to non-employees                             --             --        136,969              --         136,969
Issuance of common stock and warrants          --             --        400,000              --         500,000
Net loss                                       --             --             --      (1,147,695)     (1,147,695)
                                         --------   ------------   ------------    ------------    ------------

Balance at June 30, 2005                  542,016   $  2,276,759   $  4,067,192    $(11,566,954)   $   (760,239)
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

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Period of
                                                                                      March 1, 1996
                                                      Six months ended June 30,        (inception)
                                                    -----------------------------      to June 30,
                                                        2005             2004             2005
                                                    ------------     ------------     ------------
Cash flows from operating activities:
   Net loss                                         $ (1,147,695)    $ (1,109,674)    $(11,566,954)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation                                         2,336            1,404           36,968
      Amortization of patents                              7,549            4,102           36,097
      Stock-based compensation related to
        options and warrants                                  --          395,857          454,362
      Write-off of abandoned patents                          --               --          711,967
      Non-cash interest expense on notes payable
        and bridge notes                                 199,078           78,516        1,130,321
      Non-cash investment service expenses                77,324               --          157,344
      Non-cash research and development expenses          59,645          101,225          115,645
      Changes in operating assets and
        liabilities:
        Other receivable                                      --           30,000               --
        Prepaid expenses                                  35,224           (9,316)          (9,895)
        Customer deposits                                     --               --           80,000
                 Preferred stock deposits                     --               --               --
        Accounts payable                                  99,435           62,401          583,723
        Accrued expenses                                  92,839           59,935          219,723
                                                    ------------     ------------     ------------
           Net cash used in operating activities        (574,265)        (385,550)      (8,050,700)
                                                    ------------     ------------     ------------

Cash flows from investing activities:
   Purchases of property and equipment                        --               --          (47,599)
   Purchases of patents                                  (22,818)         (48,111)        (599,712)
                                                    ------------     ------------     ------------
           Net cash used in investing activities         (22,818)         (48,111)        (647,311)
                                                    ------------     ------------     ------------

Cash flows from financing activities:
   Proceeds from notes payable and warrants               60,000               --          220,000
   Proceeds from bridge notes payable and
     warrants                                                 --         (800,000)         800,000
   Proceeds from convertible debentures                       --               --          180,000
   Repayment of convertible debentures                        --               --          (60,000)
   Proceeds from deposits on preferred stock
     offerings                                                --               --           75,000
   Proceeds from issuance of Series C preferred
     stock, net of issuance costs                        143,726        1,626,803        1,734,832
   Proceeds from issuance of Series B-1
     preferred stock, net of issuance costs                   --               --          532,290
   Proceeds from issuance of Series B preferred
     stock, net of issuance costs                             --               --        1,326,448
   Proceeds from issuance of Series A preferred
     stock, net of issuance costs                             --               --        1,770,590
   Proceeds from issuance of common stock and
     warrants                                            500,000               --        2,412,175
                                                    ------------     ------------     ------------
           Net cash provided by financing
activities                                               703,726          826,803        8,991,335
                                                    ------------     ------------     ------------

Net increase in cash and cash equivalents                106,643          393,142          293,324
Cash and cash equivalents at beginning of period         186,681          286,546               --
                                                    ------------     ------------     ------------

Cash and cash equivalents at end of period          $    293,324     $    679,688     $    293,324
                                                    ============     ============     ============

Supplemental disclosures:
   Cash paid for interest                           $     16,050     $        175     $     35,640
                                                    ============     ============     ============
   Cash paid for taxes                              $         --     $      3,674     $     28,000
                                                    ============     ============     ============
Non-cash investing and financing activities:
Common stock issued as payment for services         $         --     $         --     $     30,000
                                                    ============     ============     ============
Notes payable issued for accrued interest           $         --     $         --     $     15,669
                                                    ============     ============     ============
Preferred stock deposits transferred to Series
  B-1 Preferred Stock                               $         --     $         --     $     75,000
                                                    ============     ============     ============
Bridge notes and interest converted into Series
  C Preferred Stock                                 $         --     $         --     $    869,880
                                                    ============     ============     ============
Convertible debentures converted to a note
  payable                                           $         --     $         --     $    120,000
                                                    ============     ============     ============


The accompanying notes are an integral part of these financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

     SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
             INCEPTION (MARCH 1, 1996) TO JUNE 30, 2005 (UNAUDITED)

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

Since its inception on March 1, 1996, the Company has devoted its efforts principally to research and development, business development activities and raising capital. As a result, the Company is considered a development stage company pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. Accumulated deficit for the period from inception (March 1, 1996) through June 30, 2005 was $11,566,954.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has incurred net losses of $1,147,695 and $2,723,390 for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively. Additionally, the Company has a working capital deficit of $1,094,704 and stockholders' deficit of $760,239 at June 30, 2005. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Management expects that the Company will continue to experience negative cash flows from operations and net losses for the foreseeable future. Based upon management's current plans, management believes that existing capital resources, plus the proceeds of a planned financing of approximately $5.0 million, will be sufficient to meet the Company's operating expenses and capital requirements through December 2006, at which point the Company expects to have been shipping commercial product for over three months. In an effort to complete a private placement, the Company has engaged an investment banker to facilitate introductions of the Company to venture capitalists and institutional investors. Supplementally, the Company continues to pursue angel investors and the existing investor base for incremental funding. During 2005 and subsequent to June 30, 2005, the Company has raised gross proceeds of $145,000 through the issuance of Series C Preferred Stock and $800,000 through the issuance of common stock.

The Company is in the process of finalizing its distiller design, and expects to be testing a commercially-viable unit in the fourth quarter of 2005. Management expects to ship the first commercial units to the Company's corporate partners in the second quarter of 2006, and by the third quarter of 2006, the Company believes it will be able to produce one unit per week and accelerate this production to three units per week by year-end. The commercially-viable units are expected to be shipped to strategic partners, who will be responsible for the sales and marketing of Ovation's technology. Management believes that the strategic partners will be able to absorb all of the units the Company is able to manufacture through the end of 2007. The projected shipping date of the first units has been delayed during the last quarter due to lack of funding for staff and parts. Any delays in the Company's ability to secure funding also will have a negative impact on the timeline to reach first commercial shipment.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

     SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
             INCEPTION (MARCH 1, 1996) TO JUNE 30, 2005 (UNAUDITED)

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

In the event the Company is unable to raise additional capital in a timely manner or under acceptable conditions, the Company believes that it can continue to run its operations short-term by significantly decreasing the professional services it has engaged to support its financing activities and reducing the purchase of materials and labor associated with the development of its long-range beta projects. These projects are in earlier development stages than those expected to ship within the next twelve months. The Company's President, Chief Executive Officer, and Chairman would defer their salary indefinitely and the Company would continue to defer rent payments on the Company's main facility which is leased from the Chairman. These reductions would enable the Company to continue operations throughout 2005.

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

CASH EQUIVALENTS

The Company considers short-term investments with original maturity dates of three months or less at the date of purchase to be cash equivalents. Cash equivalents of $200,300 and $101,087 as of June 30, 2005 and December 31, 2004, respectively, primarily consisted of money market funds held by large financial institutions in the United States.

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

      Computer equipment                                        5 years
      Furniture and equipment                                 5 - 7 years

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

     SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
              INCEPTION (MARCH 1, 1996) TO JUNE 30, 2005 (UNAUDITED

PATENTS

Costs of outside legal counsel related to obtaining new patents are capitalized as incurred. Patent costs are amortized over the legal life of the patents, generally twenty years, starting on the patent issue date. The costs of unsuccessful and abandoned patent applications are expensed when abandoned. The costs to maintain existing patents are expensed as incurred. The nature of the technology underlying these patents is concentrated on the Company's proprietary heat exchanger and system hardware designs, and the way in which elements of the Company's distiller technology are integrated or work together. These functionalities are components of the Company's product differentiation, as they enable the overall system design's reduced size and ultimately cost, which the Company believes is critical to its value proposition. The Company has abandoned patent applications that were deemed unsatisfactory in their breadth of scope, or were related to speculative future design features which are no longer deemed feasible.

IMPAIRMENT OF LONG-LIVED ASSETS AND DEFINITE-LIVED AMORTIZABLE INTANGIBLES

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, the Company reviews long-lived assets and definite-lived amortizable intangibles for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. In general, the Company's long-lived assets and definite-lived amortizable intangibles do not have independent, identifiable cash flows. As a result, the Company's impairment test is based on an entity-level undiscounted cash flow analysis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value. Long-lived assets consist of property and equipment and definite-lived amortizable intangibles consist of patent costs. As of June 30, 2005 and December 31, 2004, there was no impairment of long-lived assets or definite-lived amortizable intangibles.

RESEARCH AND DEVELOPMENT COSTS

Costs for research and development are expensed as incurred. Research and development expense primarily comprises salaries, salary-related expenses and costs of contractors and materials.

REVENUE RECOGNITION

The Company expects its primary sources of revenue to be from product sales and royalties on the distribution of its products under development. Product sales will consist of sales of our distillation technology. Royalties will be calculated as a percentage of total products sold by strategic partners.

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

As of June 30, 2005, the Company has recognized no revenue from distribution, sales or license of its products.

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

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

     SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
             INCEPTION (MARCH 1, 1996) TO JUNE 30, 2005 (UNAUDITED)

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

The Company issued options to purchase 149,565 shares of common stock in the three and six months ended June 30, 2005 (see Note 6). The Company issued options to purchase 44,220 and 46,220 shares of common stock in the three and six months ended June 30, 2004, respectively. Had compensation expense for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net loss would have been as follows:

                                                              Three months ended June 30,        Six months ended June 30,
                                                                 2005             2004             2005             2004
                                                             ------------     ------------     ------------     ------------
Net loss as reported                                         $   (530,237)    $   (497,309)    $ (1,147,695)    $ (1,109,674)
Add: Stock-based employee compensation expense determined
under the intrinsic value method                                       --               --               --               --

Deduct: Stock-based employee compensation expense
determined under fair value-based method for all awards           141,337           66,482          183,971          114,857
                                                             ------------     ------------     ------------     ------------

Pro forma net loss                                           $   (671,574)    $   (563,791)    $ (1,331,666)    $ (1,224,531)
                                                             ============     ============     ============     ============

Basic and diluted net loss per share:
    As reported                                              $      (0.83)    $      (0.80)    $      (1.80)    $      (1.78)
                                                             ============     ============     ============     ============
    Pro forma                                                $      (1.05)    $      (0.90)    $      (2.09)    $      (1.96)
                                                             ============     ============     ============     ============

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

     SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
             INCEPTION (MARCH 1, 1996) TO JUNE 30, 2005 (UNAUDITED)

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

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

     SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
             INCEPTION (MARCH 1, 1996) TO JUNE 30, 2005 (UNAUDITED)

3. NOTES PAYABLE

On June 1, 2005, the Company secured a loan in the amount of $60,000 with S.J. Electro Systems, Inc. ("SJE"), a current Ovation stockholder, to fund ongoing operational expenses (the "SJE Loan"). Under the terms of the SJE Loan, Ovation has agreed to repay the principal amount of the loan on or before June 1, 2006. Interest will accrue and compound monthly at the Prime Rate plus 1% (the "Interest Rate") and will be payable to SJE on a monthly basis. The SJE Loan is subject to customary terms and conditions, including acceleration and penalty interest of 7% above the Interest Rate in the event of certain defaults or events of nonpayment. In conjunction with the loan, SJE received a warrant to purchase up to 12,000 shares of Ovation's common stock at $5.00 per share. The warrant has a term of ten years. Because the warrant was issued in conjunction with the debt, the relative fair value of the warrants, $26,243, was recorded as additional paid-in capital and a debt discount on the SJE Loan. The total discount is being amortized to interest expense over the term of the loan. For the three month period ended June 30, 2005, non-cash interest expense related to the amortization of this discount was $2,186.

In March 2005, the Company exercised its second of five six-month extensions of the maturity date of the loan provided to us by WMS, extending the maturity date to January 2006. In exchange for the extension, the Company issued to WMS a warrant to purchase 50,000 shares of Common Stock at $5.00 per share with a term of ten years. The fair value of the warrant was recorded as non-cash interest expense at March 31, 2005 in the amount of $196,892.

The amount outstanding on the WMS Note Payable at June 30, 2005 and December 31, 2004 was $478,535.

4. SERIES C PREFERRED STOCK

In the six months ended June 30, 2005, the Company issued 29,000 shares of Series C Preferred Stock at $5.00 per share for gross proceeds of $145,000.

Holders of the Series C Preferred Stock received warrants to purchase 8,700 shares of Series C Preferred Stock at $5.00 per share. The warrants expire two years from the date of issuance. The fair value of the warrants was calculated using the Black-Scholes model, and as a result, an amount of $17,688 was allocated to the warrants and recorded as additional paid-in capital. Based on the effective conversion price of the Series C Preferred Stock, the Company determined that there was no beneficial conversion feature associated with these issuances.

5.  COMMON STOCK

In June 2005, the Company sold 100,000 shares of common stock at a price of $5.00 per share, for proceeds of $500,000. For each share issued, the holder received warrants to purchase two shares of common stock at a price of $6.00 per share. The warrants have a five-year life. The Company determined the fair value of the warrants to be approximately $565,621.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

     SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
              INCEPTION (MARCH 1, 1996) TO JUNE 30, 2005 (UNAUDITED

6. STOCKHOLDERS' EQUITY (DEFICIT)

WARRANTS

A summary of warrant activity for the six months ended June 30, 2005 is as follows:

                                               June 30, 2005
                                          -----------------------
                                                         Weighted
                                                          Average
                                                         Exercise
                                          Shares           Price
                                          -------         ------
Outstanding at December 31, 2004          514,864         $ 4.65
Granted                                   270,700         $ 5.74
Cancelled                                      --         $   --
                                          -------
  Outstanding at end of period            785,564         $ 5.03
                                          =======

In the six months ended June 30, 2005, 8,700 warrants were issued in conjunction with the issuance of Series C Preferred Stock (see Note 4), 50,000 were issued in conjunction with the extension of the WMS Note Payable (see Note 3), 12,000 were issued in conjunction with the SJE note payable (Note 3), and 200,000 were issued in conjunction with the issuance of common stock (Note 5). All warrants are fully vested and exercisable upon issuance.

OPTIONS

In the three and six months ended June 30, 2005, the Company issued options to purchase 19,512 shares of the Company's common stock at $5.00 per share to consultants for certain investment services. The fair value of these options was determined to be $59,645 which was recorded in general and administrative expense and additional paid-in capital. The Company also issued options to purchase 1,265 shares of the Company's common stock at $5.00 per shares to consultants for certain engineering services. The fair value of these options was determined to be $3,879 which was recorded in research and development expense and additional paid-in capital. The Company also issued options to purchase 104,788 shares of the Company's common stock at an exercise price of $5.00 per share to employees.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

     SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
             INCEPTION (MARCH 1, 1996) TO JUNE 30, 2005 (UNAUDITED)

7. COMMITMENTS

OPERATING LEASES

The Company leases approximately 3,000 square feet of office space from the Company's founder, currently serving as its Chairman, under a one-year lease expiring in October 2005 and 1,950 square feet of manufacturing space in Nashua, New Hampshire from an unrelated third party on a month-to-month basis. The manufacturing space was rented commencing in November 2003. Total rent expense was $19,200 for the six months ended June 30, 2005 and 2004. There are no future minimum lease payments required under noncancelable operating leases with an initial term in excess of one year.

CONTRACTS

On January 1, 2005, the Company revised its existing agreement with a consultant, Etain Companies, LLC. In exchange for strategic services, the Company agreed to pay Etain $10,000 monthly for four consecutive months, and provide Etain with 3,000 options per month for the same four-month period. The agreement expired on April 30, 2005. In the three and six months ended June 30, 2005, the fair value of the stock options issued to Etain, included in general and administrative expense, was $73,445.

In February 2005, the Company entered an agreement with Brimberg & Company ("Brimberg") outlining the terms of Brimberg's services as a financial advisor. Should the Company raise capital in a private or public offering of its equity securities with a party that was introduced to the Company by Brimberg, the Company will pay Brimberg 5% of the gross proceeds from such transaction, as well as warrants coverage for common stock equal to 5% of the total shares of the Company's stock purchased by investors introduced to the Company by Brimberg. The price of such warrants shall be equal to the price paid by the investors for the stock. The warrants shall contain the same terms as any warrants that may be issued to the investors in conjunction with the equity placement. Should no warrants be issued to investors introduced by Brimberg, the warrants issued to Brimberg shall provide for "full ratchet" antidilution protection and expire ten years from the final closing date. The engagement shall be terminated upon the earlier of (i) the closing of a financing by the Company in which investors invest a maximum of $2.0 million, or (ii) December 31, 2005 upon written notice by either party. The terms will remain in effect for the 12 month period following the expiration of the agreement. On July 14, 2005, the Company terminated its agreement with Brimberg without penalty.

In February 2005, the Company revised its agreement with Lancy Water Technology Limited ("Lancy"). Lancy agreed to pay the Company $120,000 in exchange for ten distillers deliverable throughout 2005, $80,000 in cash already held as a customer deposit and $40,000 in Lancy's capital stock. Forty-one shares of Lancy's stock were issued to the Company in February 2005. Should the Company fail to deliver the distillers before November 2005, Lancy will retain the option to repurchase the shares for $1.00. Based on the contingency resulting from the capital stock repurchase provision, no value has been assigned to the shares of Lancy stock received by the Company as of June 30, 2005.

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

We entered into an employment contract with Robert MacDonald on June 1, 2005 pursuant to which he will act as the Company's Chief Executive Officer. Mr. MacDonald had previously served as Chairman of Ovation's Board of Directors from January 2002 through May 2005. Under the terms of the Employment Agreement, Mr. MacDonald will receive a base salary of $150,000 per year, will be eligible to receive certain incentive and stock options. In the event of an initial public offering or a change in control, or the sale of all or substantially all of Ovation's assets, all stock options awarded to Mr. MacDonald will vest immediately. The Employment Agreement further provides that if Ovation terminates Mr. MacDonald's employment without Cause (as defined in the Employment Agreement) or Mr. MacDonald terminates his employment for Good Reason (as defined in the Employment Agreement), then Mr. MacDonald shall receive a lump sum amount equal to one month's salary for each full year of employment; and all unvested stock options or stock awards which have not yet vested or being issued but were scheduled to vest or be issued within three months after the date of termination, shall vest or be issued, respectively, immediately upon such termination.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

     SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
             INCEPTION (MARCH 1, 1996) TO JUNE 30, 2005 (UNAUDITED)

8. SUBSEQUENT EVENTS

In July 2005, our board of directors approved an extension of the common stock offering until August 30, 2005. In July and August 2005, the Company issued an additional 60,000 shares of common stock for proceeds of $300,000. The shares are accompanied by warrants to purchase 120,000 shares of common stock at $6.00 per share. The warrants have a five-year life.

We have retained Alexandros Partners LLC to provide us with services as advisors with respect to proposed capital financing as well as other financial management services since April 2002. On July 7, 2005, and after the expiration of our second consulting agreement with Alexandros Partners, we entered into a third consulting agreement with Alexandros Partners. The term of the agreement will expire upon the earlier of completion of a financing or July 7, 2006. Upon execution of the agreement, the Company paid Alexandros $25,000. Upon the closing of one or more financings after August 1, 2005 raising an aggregate amount of at least $500,000, the Company, at Alexandros' option, will either (a) pay $50,000 in cash, or (b) issue a number of shares of common stock equal to the quotient of $50,000 divided by the purchase price per share of common stock issued in the financing. In addition, within 30 days of the financing, the Company will issue a warrant for 50,000 shares of common stock. The warrant will be exercisable for a period of seven years and provide for adjustment of the exercise price to reflect any stock splits (whether in the form of stock dividends or otherwise), capital reorganizations or reclassifications or any other similar transaction For any investor introduced to the Company by Alexandros, Alexandros will receive (a) a cash payment equal to 5% of the gross proceeds to the Company from the investor and (b) a number of warrants equal to 5% of the number of shares of the Company's capital stock purchased by the investor. The warrant will be exercisable at any time for a period of ten years at an exercise price equal to the purchase price per share of common stock issued in the financing. The number of shares under the warrant will be adjusted to reflect certain instances of stock splits, recapitalizations, or dividends that may occur during the term of the warrant. The Company will be obligated to provide the compensation outlined above for a financing or a transaction, as defined, but not for both and only for the first to occur.

In July 2005, the Company rehired one of its previously laid off employees, and brought two employees back to work on a part-time basis.

In August 2005, and as part of our current round of financing, we entered into agreements with GreenShift Corporation ("GreenShift"), pursuant to which GreenShift will purchase, over a period of four months, 200,000 shares of our common stock for an aggregate purchase price of $1 million. The agreements further provide that for each share of common stock issued, GreenShift will receive warrants to purchase two shares of our common stock, exercisable over a period of five years, at an exercise price of $6.00 per share. The agreement also permits GreenShift Corporation to designate a nominee for election to Ovation's Board of Directors.

Subsequent to the execution of the purchase agreement with GreenShift, we entered into agreements with two affiliates of GreenShift.

The first agreement, between Ovation and INSEQ Corporation, provides, among other things, that in the event that we desire to contract with outside contractors to manufacture our Clean Water Appliances, our proprietary compact stand-alone distiller units, or certain components of our Clear Water Appliances, we will be required to engage INSEQ to manufacture the units or components if the terms of its proposal are at least as commercially favorable to us as any competing proposal we receive. The letter agreement further provides that INSEQ will provide us with certain prototype manufacturing services at cost. The right of first refusal granted to INSEQ will terminate on December 31, 2007.

The second agreement, between Ovation and GreenShift Industrial Design Corporation ("GreenShift Industrial"), grants to GreenShift Industrial certain exclusive and non-exclusive licenses to use our new patented and patent-pending implementations of a vapor compression water distillate process and our Clean Water Appliance (the "Technology") for certain applications of GreenShift Industrial identified in the agreement. Pursuant to the license agreement, GreenShift Industrial may develop, invent, make or have made, use, promote, distribute, sell and sublicense the Technology and any development or improvements thereto for the applications detailed in the agreement. The right to sublicense the Technology is limited to sublicenses to "portfolio companies" and affiliates of GreenShift Corporation and only for so long as they remain portfolio companies and affiliates. In consideration of the licenses granted, GreenShift Industrial agreed to pay Ovation a royalty fee equal to 1% of service revenues or product sale revenues, or 20% of license revenue deriving from the use or license by GreenShift Industrial of the Technology and any development of and improvements to the Technology. The license agreement further provides for an additional license fee if GreenShift Industrial manufactures related equipment at its own expense. GreenShift Industrial is obligated to remit royalty fees under the agreement when cash flow permits but no less frequently than annually. The license agreement has a five year term unless terminated earlier pursuant to its terms, including at any time at the sole discretion of GreenShift Industrial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited balance sheet as of June 30, 2005, unaudited statements of loss and other unaudited condensed financial statements for the three months and six months ended June 30, 2004 and 2005 and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the water purification industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and other similar words.

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

All references in this report to "we," "our," "us, "Ovation" and the "Company" refer to Ovation Products Corporation. References in this report to Ovation NH refer to Ovation Products Corporation of New Hampshire, our predecessor corporation.

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

The initial application of our Clean Water Appliance will be used to clean up certain industrial waste streams. We also anticipate the development of water treatment systems and products which utilize our distillation technology to address both failed residential waste water septic systems and those installed in new residential construction septic systems.

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

On June 1, 2005, Mr. Robert R. MacDonald was appointed Ovation's Chief Executive Officer. Mr. MacDonald has been a director of Ovation since 1996 and was Chairman from January 2002 to May 2005. Mr. Zebuhr, our previous Chief Executive Officer, assumed the role of Chairman on June 1, 2005. Mr. Zebuhr was the founder of Ovation.

For the three months ended June 30, 2005, operating expenses increased $64,532 to $519,854 over the comparable period of the prior year. The increase was largely due to an increase in general and administrative expense, which grew from $141,858 in the three months ended June 30, 2004 to $313,339, or 121%, in the corresponding quarter of 2005.

This increase was comprised primarily of fees to third parties engaged by us for financial and management consulting services which grew by $98,697 to $120,324 in the three months ended June 30, 2005. The increase was also due, to a lesser extent, to a $55,239 increase in accounting expenses associated with our financing activities and regulatory responsibilities.

The general and administrative expense increases were offset in part by a decrease in research and development expense in the three months ended June 30, 2005. Research and development expense decreased from $306,785 in the three months ended June 30, 2004 to $206,504, or 33%, in the comparable period of 2005. This decrease was predominantly driven by headcount reductions made in April and May of 2005 in response to our declining cash position. The elimination of four development manufacturing positions in 2005 provided a $67,440 decrease in salary expense in the three months ended June 30, 2005. In conjunction with the headcount reductions, we also curtailed production on some of our more tangential development activities, which resulted in a materials and consulting cost decrease of $47,966 in the three months ended June 30, 2005.

Interest expense declined between the three month periods ended June 30, 2004 and 2005, from $42,274 to $10,462, respectively. The decrease in interest expense resulted from the consolidation of the WMS Convertible Debentures and the WMS Demand Note in 2004.

Net loss for the three month period ended June 30, 2005 was $530,237, compared to $497,309 in 2004.

For the six months ended June 30, 2005, operating expenses increased $57,528 to $932,819 over the corresponding period of the previous year. The increase was attributable in large part to an increase in general and administrative expenses of $202,224, or 75%, to $472,149 in the most current period. The increase was chiefly comprised of an additional $93,400 in financial and management consulting services and an additional $88,257 in accounting fees. The increase in general and administrative expense was partially offset by a reduction in research and development expense, which decreased by $136,970 to $460,533 in the six months ended June 30, 2005. The decrease was primarily comprised of reductions in payroll, materials and consulting.

Interest expense decreased $16,340 from the six month period ended June 30, 2004 to the respective period of 2005.

Net loss for the six month period ended June 30, 2005 was $1,147,695, compared to $1,109,674 in the prior year. We expect to continue incurring significant operating losses for the foreseeable future.

During the first fiscal quarter of 2005, Mr. Zebuhr, our former Chief Executive Officer, Mr. Lockwood, our Chief Operating Officer and President, and our office manager elected to continue working without pay, deferring their salaries until we secured further investment. Mr. Zebuhr and Mr. Lockwood began deferring cash payment of salaries in January 2005, and our office manager began deferring salary in March 2005. Beginning at the end of March 2005, Fred Becker, our Vice President of Engineering, agreed to defer his salary for two pay periods. Thereafter, Mr. Becker continued working at half-salary payments. Mr. MacDonald, our new CEO, has not received salary since his start date with us of June 1, 2005.

In June 2005, we secured $500,000 in proceeds from the issuance of common stock, paid our office manager's and Vice President of Engineering's accrued and unpaid wages in full, and resumed paying salaries for Mr. Lockwood and Mr. Zebuhr.

At June 30, 2005, a balance of $102,500 remains in accrued expenses, reflecting deferred salaries not yet paid to Mr. Zebuhr, Mr. Lockwood, and Mr. MacDonald.

GOING CONCERN

We have incurred net losses of $2,723,390 and $1,846,410 for the years ended December 31, 2004 and 2003, respectively, and $1,147,695 for the six months ended June 30, 2005. Additionally, we had a working capital deficit of $937,906 and stockholders' deficit of $616,374 at December 31, 2004. At June 30, 2005, we had a working capital deficit of $1,094,704 and stockholders' deficit of $760,239. We cannot provide any assurance that we will be able to reverse our operating losses, or that we will be able to raise additional capital to allow us to continue our planned operations. These factors raise substantial doubt about our ability to continue as a going concern.

We expect that we will continue to experience negative cash flows from operations and net losses for the foreseeable future. Based upon management's current plans, we believe that our existing capital resources, plus the proceeds of a planned financing of approximately $5 million, will be sufficient to meet our operating expenses and capital requirements through December 2006, at which point we expect to have been shipping commercial product for over three months.

We are in the process of finalizing our distiller design, and expect to be testing a commercially-viable unit in the fourth quarter of 2005. We expect to ship the first commercial units to our corporate partners in the second quarter of 2006, and by the third quarter of 2006, we believe we will be able to produce one unit per week and accelerate this production to three units per week by year-end.

The commercially-viable units will be shipped to our strategic partners, who will be responsible for the sales and marketing of our technology. We believe that our key partners will be able to absorb all of the units we are able to manufacture through the end of 2007. The projected shipping date of the first units has been delayed during the last quarter due to lack of funding for staff and parts. Any delays in our ability to secure funding also will have a negative impact on our timeline to reach first commercial shipment.

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

In the event we are unable to raise additional capital in a timely manner or under acceptable conditions, we believe that we can continue to run our operations short-term by significantly decreasing the professional services we have engaged to support our financing activities, and reducing the purchase of materials and labor associated with the development of our long-range beta projects. These projects are in earlier development stages than those expected to ship within the next twelve months. Our Chief Executive Officer, President, and Chairman would each defer their salaries indefinitely and continue to defer rent payments on our main facility, which is leased from Mr. Zebuhr. These reductions would enable us to continue operations throughout 2005.

During 2005, we have raised gross proceeds of $145,000 through the issuance of Series C Preferred Stock and $800,000 through the issuance of common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

From the inception of our predecessor corporation in 1996 through June 30, 2005, we raised a total of approximately $9.0 million from the sale of our capital stock, convertible notes and other securities.

We anticipate that we will need to raise up to $5,000,000 in order to begin full production and commercialization of components utilizing our distillation technology, and meet our operating expenses and capital requirements through December 2006. Our cash needs may vary significantly from our projected needs if more cash than anticipated is expended in development, marketing or other operations, or if market conditions require a more rapid, expanded roll out of component distillers that utilize our distillation technology. If our estimates as to future cash needs are wrong, we may need to raise additional capital sooner than expected. We cannot assure you that our estimates regarding our cash needs will prove accurate, that we will be able to secure required additional financing if needed, or that additional financing, if obtained, will be on favorable or acceptable terms. We plan to continue to raise additional funds periodically through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent we raise additional capital through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms not favorable to us. If we are unable to obtain additional financing when needed, we would be required to significantly scale back development plans and, depending upon cash flow from our existing business, reduce the scope of our operations or cease operations entirely.

In the six months ended June 30, 2005, we issued 29,000 shares of our Series C Convertible Preferred Stock at $5.00 per shares in exchange for cash proceeds of $145,000. Holders of the Series C Convertible Preferred Stock received warrants to purchase an additional 8,700 shares of Series C Convertible Preferred Stock at $5.00 per share.

In June 2005, we issued 100,000 shares of our common stock in exchange for cash proceeds of $500,000. For each share issued, the holder received warrants to purchase two shares of common stock at a price of $6.00 per share. The warrants have a five-year life.

Subsequent to June 30, 2005, we issued another 60,000 shares of our common stock in exchange for cash proceeds of $300,000. The shares have the same terms and warrant coverage as those sold in June 2005. In addition, in August 2005, GreenShift Corporation signed an agreement with us to purchase 200,000 shares of our common stock in exchange for cash proceeds of $1.0 million.

Our cash on hand was $293,324 at June 30, 2005.

                                Outstanding Debt

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

In conjunction with the issuance of the WMS Demand Notes, we issued WMS common stock purchase warrants with a fair value of $193,263 which were recorded as a discount on the WMS Demand Notes.

Interest expense recorded on the WMS Demand Notes for the six months ended June 30, 2005 and 2004 was $18,542 and $78,516, respectively.

In June 2004, we renegotiated our outstanding 1997 Debenture Purchase Distribution and License Agreements with WMS, consolidating the two into an Amended and Restated Debt Agreement (the "Debt Agreement") and a Restated License Agreement (the "Revised License"). Pursuant to the Debt Agreement, the outstanding WMS Convertible Debentures and WMS Demand Notes were consolidated into a single note and all warrants previously issued to WMS and all contractual rights to purchase shares of our common stock that WMS previously enjoyed (related to the WMS Convertible Debentures) were replaced by two new warrants. Additionally, and as part of the new Debt Agreement, WMS purchased $100,000 in shares of our Series C Preferred Stock. The Debt Agreement contains multiple covenants, including a negative covenant restricting our ability to enter into any transaction selling or transferring more than fifty percent (50%) of our common stock, unless all debt owed to WMS is repaid at the closing. Upon an event of default, the debt balances outstanding shall become due and payable immediately. The Debt Agreement provides WMS with a right of first offer to purchase a pro rata portion of securities we may offer in the future, subject to certain exceptions (including an initial public offering). The amounts due under the Debt Agreement carry an interest rate of prime plus 1% (6.25% at December 31, 2004) and are due January 2, 2005 with six possible six-month extensions, each at our option. Each extension would require us to issue WMS a warrant to purchase 50,000 shares of common stock at $5.00 per share. At December 31, 2004, we issued WMS additional warrants to purchase 50,000 shares of common stock for the first possible loan extension, extending the maturity date to July 2005, as well as warrants to purchase 15,000 shares of common stock for a prior loan extension past December 31, 2003. In March 2005, we exercised our second six-month extension, extending the maturity date to January 2006. In exchange for the extension, we issued to WMS a warrant to purchase 50,000 shares of common stock at $5.00 per share with a term of 10 years. In conjunction with the Debt Agreement, the warrants previously issued to WMS totaling 96,486 shares exercisable at $5.00 per share and the rights to purchase shares under the WMS Convertible Debentures were exchanged for two warrants to purchase an aggregate of 72,000 and 170,964 shares of our common stock exercisable at $2.50 and $5.00 per share, respectively. The warrants each have a term of ten years. Because the warrants were issued in conjunction with the debt consolidation and extension, the relative fair value of the warrants, $322,106, was recorded as additional paid in capital and a debt discount on the Demand Notes. The total discount was amortized to interest expense over the original term of the Debt Agreement. For the six months ended June 30, 2005 and 2004, there was no non-cash interest expense related to the amortization of these discounts.

The amount outstanding on the Demand Notes at June 30, 2005 and December 31, 2004 was $478,535. The Demand Notes have been classified as a current liability as it is due to mature within one year.

On June 1, 2005, we secured a loan in the amount of $60,000 with S.J. Electro Systems, Inc. ("SJE"), a current Ovation stockholder, to fund ongoing operational expenses (the "SJE Loan"). Under the terms of the SJE Loan, we agreed to repay the principal amount of the loan on or before June 1, 2006. Interest will accrue and compound monthly at the Prime Rate plus 1% (the "Interest Rate") and will be payable to SJE on a monthly basis. The SJE Loan is subject to customary terms and conditions, including acceleration and penalty interest of 7% above the Interest Rate in the event of certain defaults or events of nonpayment. In conjunction with the loan, SJE received a warrant to purchase up to 12,000 shares of our common stock at $5.00 per share.

The warrant has a term of ten years and also provides certain registration rights to SJE with respect to the underlying shares of common stock. Because the warrant was issued in conjunction with the debt, the relative fair value of the warrants, $26,243, was recorded as additional paid-in capital and a debt discount on the SJE Loan. The total discount is being amortized to interest expense over the term of the loan. For the three month period ended June 30, 2005, non-cash interest expense related to the amortization of this discount was $2,186.

                                    Warrants

At June 30, 2005, we had outstanding warrants to purchase 72,000 shares of common stock at $2.50 per share, warrants to purchase 302,964 shares of common stock at $5.00 per share, warrants to purchase 200,000 shares of common stock at $6.00 per share, and warrants to purchase 210,600 shares of Preferred Series C stock at $5.00 per share. The expiration dates of these warrants range from June 2006 to June 2015, and were issued primarily in conjunction with preferred stock and debt financings. Should all 785,564 warrants be exercised, the resulting proceeds to us would be $3.9 million; however, we do not expect to receive any proceeds from the exercise of warrants in the near term, considering the average exercise price and the relatively long average remaining life of the warrants.

                            Preferred Stock Dividends

The holders of our preferred stock have equal ratable rights to six percent (6%) per annum cumulative dividends, from funds legally available for payment of dividends, payable when and if declared by our Board of Directors or upon our liquidation. The holders of preferred stock are entitled to receive these dividends prior to any dividend being declared and paid with respect to our common stock. These dividends are not payable upon conversion.

                                     Outlook

During the next twelve months and contingent upon further investment, we expect to increase both our development staff and our spending in order to successfully move our Clean Water Appliance into commercial production. We believe this will entail investment of approximately $900,000 in tooling, and a headcount increase of ten developers. The additional costs of headcount and related expenses are expected to increase our total operating expense by approximately $1.0 million in the next 12 months, from a prior year level of approximately $2.0 million.
We anticipate that the investments and the work we accomplish in 2005 will enable us to reduce the manufacturing costs of our products significantly, based on the current costs of our prototypes, and allow us to enter the market with a competitively priced product. We cannot provide any assurance that our prototypes will prove effective in testing or that we will be able to commercialize our product.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

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

Since our technology and product are still in development and testing, any units shipped to customers may not be accepted due to the product's inability to meet customer requirements. Because we do not have historical information upon which to estimate customer returns, no shipped products have been considered accepted by the customer until formal notification of acceptance has occurred. For units shipped to date, customer acceptance may never be obtained or significant modifications to the shipped products may be necessary in order for acceptance to occur.

STOCK-BASED COMPENSATION

We record stock-based compensation to non-employees at fair value. We do not record expense relating to stock options granted to employees with an exercise price greater than or equal to the fair value of the underlying stock at the time of grant. We report pro forma net loss and loss per share in accordance with the requirements of Statement of Financial Accounting Standard ("SFAS") No.
148. This disclosure shows net loss and loss per share as if we had accounted for our employee stock options under the fair value method.

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

In estimating the fair value of the underlying stock, we consider the valuation of shares most recently issued to outside investors and shares with the most similar rights and term. We have only a limited number of transactions with outside investors on which to base the fair value of our shares. Since 2002,we have issued all shares to outside investors at $5.00 per share. Therefore, substantially all stock-based compensation issued to non-employees has used $5.00 per share as the fair value of the underlying securities.

For all non-employee options and warrants, we have used the contractual life as the expected life of the instrument.

Our capital stock has not been listed on a public stock exchange or electronic quotation system and, as noted above, we have only a limited number of transactions with outside investors on which to base volatility. Although our valuation as established in our financings since 2002 has been consistent at $5.00 per share, we expect the volatility of our stock price to increase significantly in the event our capital stock is listed on a public stock exchange or electronic quotation system. In order to estimate expected volatility over the life of the related instrument, we considered the volatility of other small, early-stage public companies. We expect our volatility factor to change in the event our capital stock is listed on a public stock exchange or electronic quotation system and more specific data is available about the movements in our stock price.

The risk-free interest rate is the yield on a U.S. government security with a term approximating the life of the underlying equity instrument.

ACCOUNTING FOR INCOME TAXES

We account for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result primarily of federal and state net operating loss carryforwards, we have a significant deferred tax asset. A valuation allowance against this asset is recognized if, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized. The United States Tax Reform Act of 1986 contains provisions that may limit our net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined.

In determining the amount of the gross deferred tax assets, we estimate the enacted tax rates expected to be in effect in the periods in which the deferred tax asset is expected to be realized. In the years ended December 31, 2004 and 2003 and the six months ended June 30, 2005, we utilized 35% which represents the maximum corporate federal tax rate. In addition, we have determined that, as of June 30, 2005 and December 31, 2004 and 2003, it is more likely than not that we will not realize any portion of our deferred tax asset. This determination is based on the fact that we have never generated any substantive taxable income. Additionally, our auditors have expressed substantial doubt about our ability to continue as a going concern. We will reassess the realizability of the deferred tax assets each year.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them by others.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) or in other factors that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the six months ended June 30, 2005, we issued 29,000 shares of Series C Preferred Stock at $5.00 per share for gross proceeds of $145,000. Holders of the Series C Preferred Stock received warrants to purchase 8,700 shares of Series C Preferred Stock at $5.00 per share. The warrants expire two years from the date of issuance. The fair value of the warrants was calculated using the Black-Scholes model, and as a result, an amount of $17,688 was allocated to the warrants and recorded as additional paid-in capital.

In June 2005, we issued 100,000 shares of our common stock in exchange for cash proceeds of $500,000. For each common share issued, the holder received warrants to purchase two shares of common stock at a price of $6.00 per share. The warrants have a five-year life.

Subsequent to June 30, 2005, we issued an additional 60,000 shares of our common stock in exchange for cash proceeds of $300,000. The shares have the same terms and warrant coverage as those issued in June 2005.

Shares of our preferred stock are convertible at the option of the holder thereof into shares of our common stock at any time on a share-for-share basis and upon the occurrence of a reorganization by us that entitles holders of our common stock to receive stock, securities or assets with respect to or in exchange for shares of our common stock, the holders of our preferred stock will be treated as having exercised their conversion right immediately prior to the consummation of such reorganization. In the event that we sell shares of capital stock at a per share price lower than the per share conversion price applicable to a class of our preferred stock, the holders of our Series C Preferred Stock are entitled to an adjustment of the conversion price of the Series C Preferred Stock held by them to the price at which such sale occurs. Our preferred stock is not redeemable.

The holders of our outstanding preferred stock have equal ratable rights to six percent (6%) per annum cumulative dividends, from funds legally available therefor, payable when declared by our Board of Directors or upon our liquidation. The holders of our preferred stock are entitled to receive their proportionate share, on an "as converted" basis, prior to any dividend declared on our common stock.

In the event of any liquidation and distribution of the assets of our Company, the holders of our preferred stock will be entitled to receive all accrued and unpaid dividends prior to payment to holders of common stock. Remaining assets, if any, will then be distributed pro rata to the holders of our preferred stock and common stock, counting preferred stock on an "as converted" basis. In the event that our available assets are insufficient to pay the preferred dividend on all outstanding shares of preferred stock, the holders of preferred stock will share in any distribution in proportion to their respective accrued and unpaid preferred dividend.

Distribution of dividends on our common stock requires certain majority consents of the holders of our preferred stock.

The offer and sale of these securities were exempt from the registration requirements of Section 5 of the Securities Act, as amended, pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. We relied on the following facts in determining that the offer and sale of these securities qualified for the exemption provided by Rule 506:

o The offer and sale satisfied all of the terms and conditions of Rule 501 and 502 under the Securities Act; and

o Pursuant to Rule 506 under the Securities Act, no more than 35 purchasers purchased our securities from us under the offer, as determined in accordance with Rule 501(e) under the Securities Act.

For working capital restrictions and other limitations upon the payment of dividends see "Item 2. Management's Discussion and Analysis or Plan of Operation
- Liquidity and Capital Resources."

There were no repurchases of the Company's securities by us or any of our affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In July 2005, our board of directors approved an extension of the common stock offering until August 30, 2005. In July and August 2005, we issued another 60,000 shares of our common stock in exchange for cash proceeds of $300,000. In conjunction with the shares, we issued warrants to purchase 120,000 shares of common stock at $6.00 per share.

We have retained Alexandros Partners LLC to provide us with services as advisors with respect to proposed capital financing as well as other financial management services since April 2002. On July 7, 2005, and after the expiration of our second consulting agreement with Alexandros Partners, we entered into a third consulting agreement with Alexandros Partners. The term of the agreement will expire upon the earlier of completion of a financing or July 7, 2006. Upon execution of the agreement, we paid Alexandros $25,000. Upon closing of one or more financings after August 1, 2005 raising an aggregate amount of at least $500,000, we, at Alexandros' option, will either (a) pay $50,000 in cash, or (b) issue a number of shares of common stock equal to the quotient of $50,000 divided by the purchase price per share of common stock issued in the financing. In addition, within 30 days of the financing, we will issue a warrant for 50,000 shares of common stock. The warrant will be exercisable for a period of seven years and provide for adjustment of the exercise price to reflect any stock splits (whether in the form of stock dividends or otherwise), capital reorganizations or reclassifications or any other similar transaction For any investor introduced to Ovation by Alexandros, Alexandros will receive (a) a cash payment equal to 5% of the gross proceeds to Ovation from the investor and (b) a number of warrants equal to 5% of the number of shares of our capital stock purchased by the investor. The warrant will be exercisable at any time for a period of ten years at an exercise price equal to the purchase price per share of common stock issued in the financing. The number of shares under the warrant will be adjusted to reflect certain instances of stock splits, recapitalizations, or dividends that may occur during the term of the warrant. We will be obligated to provide the compensation outlined above for a financing or a transaction, as defined, but not for both and only for the first to occur.

In July 2005, we rehired one of our previously laid off employees, and brought two employees back to work on a part-time basis.

In July 2005, Ovation terminated its agreement with Brimberg & Co, pursuant to which Brimberg & Co. served as a financial advisor to Ovation, without penalty.

In August 2005, and as part of our current round of financing, we entered into agreements with GreenShift Corporation ("GreenShift"), pursuant to which GreenShift will purchase, over a period of four months, 200,000 shares of our common stock for an aggregate purchase price of $1 million. GreenShift will also receive warrants to purchase 400,000 shares of common stock at an exercise price of $6.00 per share, exercisable for a period of 5 years. The agreement also permits GreenShift to designate a nominee for election to Ovation's Board of Directors.

Subsequent to the execution of the purchase agreement with GreenShift, we entered into agreements with two affiliates of GreenShift.

The first agreement, between Ovation and INSEQ Corporation, provides, among other things, that in the event that we desire to contract with outside contractors to manufacture our Clean Water Appliances, our proprietary compact stand-alone distiller units, or certain components of our Clear Water Appliances, we will be required to engage INSEQ to manufacture the units or components if the terms of its proposal are at least as commercially favorable to us as any competing proposal we receive. The letter agreement further provides that INSEQ will provide us with certain prototype manufacturing services at cost. The right of first refusal granted to INSEQ will terminate on December 31, 2007.

The second agreement, between Ovation and GreenShift Industrial Design Corporation ("GreenShift Industrial"), grants GreenShift Industrial certain exclusive and non-exclusive licenses to use our new patented and patent-pending implementations of a vapor compression water distillate process and our Clean Water Appliance (the "Technology") for certain applications of GreenShift Industrial identified in the agreement. Pursuant to the license agreement, GreenShift Industrial may develop, invent, make or have made, use, promote, distribute, sell and sublicense the Technology and any development or improvements thereto for the applications detailed in the agreement. The right to sublicense the Technology is limited to sublicenses to "portfolio companies" and affiliates of GreenShift Corporation and only for so long as they remain portfolio companies and affiliates. The term "portfolio companies" is defined in the license agreement to include GreenShift Corporation and any company in which GreenShift Industrial or GreenShift Corporation owns more than 15% of the outstanding equity interests. In consideration of the licenses granted, GreenShift Industrial agreed to pay Ovation a royalty fee equal to 1% of service revenues or product sale revenues, or 20% of license revenue deriving from the use or license by GreenShift Industrial of the Technology and any development of and improvements to the Technology. The license agreement further provides for an additional license fee if GreenShift Industrial manufactures related equipment at its own expense. GreenShift Industrial is obligated to remit royalty fees under the agreement when cash flow permits but no less frequently than annually. The license agreement has a five year term unless terminated earlier pursuant to its terms, including at any time at the sole discretion of GreenShift Industrial. Ovation may terminate the license with respect to each application of GreenShift Industrial set forth in the agreement, upon at least 90 days prior notice, if during 2008 or any year thereafter GreenShift fails to generate more than $100,000 in revenue from such application deriving from the use of the Technology.

ITEM 6. EXHIBITS

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

4.6               Form of Warrant to purchase common stock. *

4.7               Form of Warrant to purchase Series C Preferred
                  Stock.*

4.8 Third Amended and Restated Investor Rights Agreement, dated as of June 30, 2004 by and between Ovation Products Corporation and the investors signatory thereto.*

4.9 Third Amended and Restated First Refusal and Co-Sale Agreement, dated as of June 30, 2004 by and between Ovation Products Corporation and the investors signatory thereto.*

4.10 Promissory Note dated as of June 1, 2005, by Ovation Products Corporation in favor of SJE Rhombus.*

4.11 Form of Warrant to purchase common stock issued to investors in June 2005 private placement.*

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

10.14 Agreement dated as of January 1, 2005 between Ovation Products Corporation and Etain Companies LLC.*

10.15 Amendment to Distribution Agreement dated January 27, 2005 between Ovation Products Corporation and Lancy Water Technology Limited.*

10.16 Letter Agreement dated as of February 17, 2005 between Ovation Products Corporation and Brimberg & Co.*

10.17 Financial Advisory Agreement dated April 21, 2005 between Ardour Capital Investments LLC.*

10.18 Employment Agreement by and between Ovation Products Corporation and Robert McDonald, dated as of June 1,2005**

10.19 Consulting Agreement, dated as of July 7, 2005 between Ovation Products Corporation and Alexandros Partners LLC*

10.20 Letter Agreement as of July 17, 2005 between Ovation Products Corporation and Brimberg & Co.*

10.21 Purchase Agreement, executed August 6, 2005, between Ovation Products Corporation and GreenShift Corporation.

10.22 Letter Agreement, dated August 6, 2005, between Ovation Products Corporation and GreenShift Corporation.

10.23 Letter Agreement, dated August 8, 2005, between Ovation Products Corporation and INSEQ Corporation.

10.24 License Agreement, as of August 9, 2005, between Ovation Products Corporation and GreenShift Industrial Design Corporation.

31                Rule 13a-14(a)/15d-14(a) Certifications

32                Section 1350 Certifications.

--------

* Previously filed as an exhibit to Ovation's Form 10-SB (Reg. No. 000-51145). ** Previously filed as an exhibit to Ovation's Current Report on Form 8-K dated June 1, 2005 (File No. 000-51145).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Ovation Products Corporation

Date: August 15, 2005                  By: /s/ Robert R. MacDonald
                                           --------------------------------
                                       Name:  Robert R. MacDonald
                                       Title: Chief Executive Officer

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

4.6               Form of Warrant to purchase common stock. *

4.7               Form of Warrant to purchase Series C Preferred
                  Stock.*

4.8 Third Amended and Restated Investor Rights Agreement, dated as of June 30, 2004 by and between Ovation Products Corporation and the investors signatory thereto.*

4.9 Third Amended and Restated First Refusal and Co-Sale Agreement, dated as of June 30, 2004 by and between Ovation Products Corporation and the investors signatory thereto.*

4.10 Promissory Note dated as of June 1, 2005, by Ovation Products Corporation in favor of SJE Rhombus.*

4.11 Form of Warrant to purchase common stock issued to investors in June 2005 private placement.*

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

10.14 Agreement dated as of January 1, 2005 between Ovation Products Corporation and Etain Companies LLC.*

10.15 Amendment to Distribution Agreement dated January 27, 2005 between Ovation Products Corporation and Lancy Water Technology Limited.*

10.16 Letter Agreement dated as of February 17, 2005 between Ovation Products Corporation and Brimberg & Co.*

10.17 Financial Advisory Agreement dated April 21, 2005 between Ardour Capital Investments LLC.*

10.18 Employment Agreement by and between Ovation Products Corporation and Robert McDonald, dated as of June 1,2005**

10.19 Consulting Agreement dated as of July 7, 2005 between Ovation Products Corporation and Alexandros Partners LLC*

10.20 Letter Agreement as of July 17, 2005 between Ovation Products Corporation and Brimberg & Co.*

10.21 Purchase Agreement, executed August 6, 2005, between Ovation Products Corporation and GreenShift Corporation.

10.22 Letter Agreement, dated August 6, 2005, between Ovation Products Corporation and GreenShift Corporation.

10.23 Letter Agreement, dated August 8, 2005, between Ovation Products Corporation and INSEQ Corporation.

10.24 License Agreement, as of August 9, 2005, between Ovation Products Corporation and GreenShift Industrial Design Corporation.

31                Rule 13a-14(a)/15d-14(a) Certifications

32                Section 1350 Certifications.

* Previously filed as an exhibit to Ovation's Form 10-SB (Reg. No. 000-51145). ** Previously filed as an exhibit to Ovation's Current Report on Form 8-K dated June 1, 2005 (File No. 000-51145).