Form 10QSB
period 2005-09-30
OVATION PRODUCTS CORP
filed 2005-11-15
CIK 1189528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2005

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,202,018.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION................................................1

         Item 1.  Financial Statements.........................................1

                  Balance Sheets as of September 30, 2005 (unaudited) and
                  December 31, 2004............................................1

                  Statements of Loss for the three and nine months ended September 30, 2005 and 2004, and the period from
                  March 1, 1996(inception) to September 30, 2005(unaudited)....2

                  Statements of Changes in Stockholders' Equity (Deficit)
                  for the period from March 1, 1996 (inception) to
                  September 30, 2005 (unaudited)...............................3

                  Statements of Cash Flows for the nine months ended
                  September 30, 2005 and 2004, and the period from
                  March 1, 1996 (inception) to September 30,
                  2005 (unaudited).............................................5

                  Notes to Financial Statements (unaudited)....................6

         Item 2.  Management's Discussion and Analysis or Plan of Operation...20

         Item 3.  Controls and Procedures.....................................27

PART II   OTHER INFORMATION...................................................27

         Item 1.  Legal Proceedings...........................................27

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.27

         Item 3.  Defaults Upon Senior Securities.............................29

         Item 4.  Submission of Matters to a Vote of Security Holders.........29

         Item 5.  Other Information...........................................30

         Item 6.  Exhibits....................................................30

SIGNATURES....................................................................33

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                   September 30,    December 31,
                                                                                       2005             2004
                                                                                   (unaudited)
                                                                                   ------------      ------------
Current assets:
   Cash and cash equivalents                                                       $    449,046      $    186,681
   Prepaid expenses                                                                       3,055            45,119
                                                                                   ------------      ------------
      Total current assets                                                              452,101           231,800
                                                                                   ------------      ------------

Property and equipment, net of accumulated depreciation                                   9,259            12,967
                                                                                   ------------      ------------
Other assets:
   Patents, net of accumulated amortization                                             319,904           308,565
                                                                                   ------------      ------------

      Total assets                                                                 $    781,264      $    553,332
                                                                                   ============      ============
Current liabilities:
   Accounts payable                                                                $    413,122      $    484,288
   Accrued expenses                                                                     218,991           126,883
   Note payable                                                                         478,535           478,535
   Customer deposit                                                                      80,000            80,000
                                                                                   ------------      ------------
      Total current liabilities                                                       1,190,648         1,169,706
                                                                                   ------------      ------------
Commitments

Stockholders' deficit:
   Series A Preferred Stock, $1.00 par value; 0 and 200,000 shares authorized, respectively; 0 and 160,000 shares issued and
     outstanding, respectively                                                             --           1,746,968
   Series B Preferred Stock, $1.00 par value; 0 and 300,000 shares authorized, respectively; 0 and 294,102 shares issued and
     outstanding, respectively                                                             --           1,379,205
   Series B-1 Preferred Stock, $1.00 par value; 0 and 300,000 shares authorized, respectively; 0 and 131,000 shares issued and
     outstanding, respectively                                                             --             607,290
   Series C Preferred Stock, $1.00 par value; 0 and 775,000 shares authorized, respectively; 0 and 513,016 shares issued and
     outstanding, respectively                                                             --           2,150,721
   Common stock, $0.01 par value; 40,000,000 shares authorized;
     9,801,569 and 1,887,903 shares issued and outstanding at
     September 30, 2005 and December 31, 2004, respectively                              98,016            18,879
   Additional paid-in capital                                                        11,898,589         3,899,822
   Deficit accumulated during development stage                                     (12,405,989)      (10,419,259)
                                                                                   ------------      ------------
      Total stockholders' deficit                                                      (409,384)         (616,374)
                                                                                   ------------      ------------
      Total liabilities and stockholders' deficit                                  $    781,264      $    553,332
                                                                                   ============      ============


   The accompanying notes are an integral part of these financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF LOSS
                                   (unaudited)

                                                                                                                 Period of
                                                                                                               March 1, 1996
                                                                                                              (Inception) to
                                       Three months ended September 30,     Nine months ended September 30,    September 30,
                                        ------------------------------      ------------------------------      ------------
                                            2005              2004             2005               2004              2005
                                        ------------      ------------      ------------      ------------      ------------
Revenues                                $       --        $       --        $       --        $       --        $       --
                                        ------------      ------------      ------------      ------------      ------------
Operating expenses:
   Research and development                  191,403           305,229           651,936           902,732         6,760,138
   Sales and marketing                            25               265               163             8,128            24,708
   General and administrative                300,428           205,641           772,576           479,241         3,836,138
                                        ------------      ------------      ------------      ------------      ------------
      Total operating expenses               491,856           511,135         1,424,675         1,390,101        10,620,984
                                        ------------      ------------      ------------      ------------      ------------

      Operating loss                        (491,856)         (511,135)       (1,424,675)       (1,390,101)      (10,620,984)
                                        ------------      ------------      ------------      ------------      ------------
Other income (expense):
   Interest income                             1,203             1,425             1,456             2,185            31,987

   Interest expense                         (348,382)         (156,102)         (563,511)         (387,571)       (1,816,992)
                                        ------------      ------------      ------------      ------------      ------------
      Other expense, net                    (347,179)         (154,677)         (562,055)         (385,386)       (1,785,005)
                                        ------------      ------------      ------------      ------------      ------------

      Net loss                          $   (839,035)     $   (665,812)     $ (1,986,730)     $ (1,775,487)     $(12,405,989)
                                        ============      ============      ============      ============      ============

Basic and diluted net loss per
  common share                          $      (0.34)     $      (0.36)     $      (0.95)     $      (0.95)     $      (8.13)
                                        ============      ============      ============      ============      ============

Shares used in computing basic and
  diluted net loss per common share        2,484,507         1,869,903         2,101,730         1,869,903         1,525,495
                                        ============      ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)


                                                                                   Series A
                                                     Common Stock               Preferred Stock
                                              -------------------------   --------------------------
                                                 Shares        Amount       Shares         Amount
                                              -----------   -----------   -----------    -----------
Balance at Inception (March 1, 1996)                 --     $      --            --      $      --
Issuance of common stock to founders              853,200         8,532          --             --
Issuance of common stock                           54,000           540          --             --
Net loss                                             --            --            --             --
                                              -----------   -----------   -----------    -----------
Balance at December 31, 1996                      907,200         9,072          --             --
Issuance of common stock                           36,000           360          --             --
Net loss                                             --            --            --             --
                                              -----------   -----------   -----------    -----------
Balance at December 31, 1997                      943,200         9,432          --             --
Issuance of common stock                          383,280         3,833          --             --
Net loss                                             --            --            --             --
                                              -----------   -----------   -----------    -----------
Balance at December 31, 1998                    1,326,480        13,265          --             --
Issuance of common stock                           93,000           930          --             --
Net loss                                             --            --            --             --
                                              -----------   -----------   -----------    -----------
Balance at December 31, 1999                    1,419,480        14,195          --             --
Issuance of common stock                          449,823         4,498          --             --
Fair value of stock options and warrants
  granted to non-employees                           --            --            --             --
Net loss                                             --            --            --             --
                                              -----------   -----------   -----------    -----------
Balance at December 31, 2000                    1,869,303        18,693          --             --
Issuance of Series A Preferred Stock
  and warrants, net of issuance costs
  of $53,032                                         --            --         160,000      1,746,968
Intrinsic value of options granted to
  an employee                                        --            --            --             --
Fair value of warrants issued to
  non-employees                                      --            --            --             --
Net loss                                             --            --            --             --
                                              -----------   -----------   -----------    -----------
Balance at December 31, 2001                    1,869,303        18,693       160,000      1,746,968
Issuance of Series B Preferred Stock,
  net of issuance costs of $91,290                   --            --            --             --
Issuance of common stock for services                 600             6          --             --
Series B Preferred Stock issued in
  exchange for engineering services                  --            --            --             --
Intrinsic value of options granted to
  an employee                                        --            --            --             --
Fair value of stock options and
  warrants granted to non-employees                  --            --            --             --
Net loss                                             --            --            --             --
                                              -----------   -----------   -----------    -----------
Balance at December 31, 2002                    1,869,903        18,699       160,000      1,746,968
Issuance of Series B-1 Preferred Stock,
  net of issuance costs of $47,710                   --            --            --             --
Fair value of warrants issued in
  connection with bridge notes payable               --            --            --             --
Beneficial conversion feature on bridge
  notes payable                                      --            --            --             --
Fair value of stock options and warrants
  granted to non-employees                           --            --            --             --
Net loss                                             --            --            --             --
                                              -----------   -----------   -----------    -----------
Balance at December 31, 2003                    1,869,903        18,699       160,000      1,746,968
Issuance of Series C Preferred Stock
  and warrants, net of issuance costs
  of $116,404                                        --            --            --             --
Conversion of bridge notes and accrued
  interest into Series C Preferred Stock             --            --            --             --
Common stock issued in exchange for
  investment services in connection with
  Series C Preferred Stock                         18,000           180          --             --
Fair value of warrants issued in
  connection with notes payable                      --            --            --             --
Fair value of stock options granted to
    non-employees                                    --            --            --             --
Net loss                                             --            --            --             --
                                              -----------   -----------   -----------    -----------

Balance at December 31, 2004                    1,887,903        18,879       160,000      1,746,968
Issuance of Series C Preferred Stock and
  warrants, net of issuance costs of $1,274          --            --            --             --
Fair value of warrants issued in
  connection with notes payable                      --            --            --             --
Fair value of stock options granted
  to non-employees                                   --            --            --             --
Issuance of common stock and warrants,
  net of issuance costs of $75,000                803,400         8,034          --             --
Conversion of Series A Preferred Stock
  into common stock                               973,332         9,733      (160,000)    (1,746,968)
Conversion of Series B Preferred Stock
  into common stock                             1,058,766        10,588          --             --
Conversion of Series B-1 Preferred Stock
  into common stock                               471,600         4,716          --             --
Conversion of Series C Preferred Stock
  into common stock                             2,601,668        26,017          --             --
Common stock issued upon exercise of
  stock options                                     3,000            30          --             --
Common stock issued in exchange for debt           66,000           660          --             --
Conversion of warrants into common
  stock                                         1,935,900        19,359          --             --
Net loss                                             --            --            --             --
                                              -----------   -----------   -----------    -----------

Balance at September 30, 2005                   9,801,569   $    98,016          --             --
                                              ===========   ===========   ===========    ===========

                                                       Series B                     Series B-1
                                                    Preferred Stock               Preferred Stock
                                               --------------------------    --------------------------
                                                  Shares         Amount        Shares         Amount
                                               -----------    -----------    -----------    -----------
Balance at Inception (March 1, 1996)                  --      $      --             --      $      --
Issuance of common stock to founders                  --             --             --             --
Issuance of common stock                              --             --             --             --
Net loss                                              --             --             --             --
                                               -----------    -----------    -----------    -----------
Balance at December 31, 1996                          --             --             --             --
Issuance of common stock                              --             --             --             --
Net loss                                              --             --             --             --
                                               -----------    -----------    -----------    -----------
Balance at December 31, 1997                          --             --             --             --
Issuance of common stock                              --             --             --             --
Net loss                                              --             --             --             --
                                               -----------    -----------    -----------    -----------
Balance at December 31, 1998                          --             --             --             --
Issuance of common stock                              --             --             --             --
Net loss                                              --             --             --             --
                                               -----------    -----------    -----------    -----------
Balance at December 31, 1999                          --             --             --             --
Issuance of common stock                              --             --             --             --
Fair value of stock options and warrants
  granted to non-employees                            --             --             --             --
Net loss                                              --             --             --             --
                                               -----------    -----------    -----------    -----------
Balance at December 31, 2000                          --             --             --             --
Issuance of Series A Preferred Stock
  and warrants, net of issuance costs
  of $53,032                                          --             --             --             --
Intrinsic value of options granted to
  an employee                                         --             --             --             --
Fair value of warrants issued to
  non-employees                                       --             --             --             --
Net loss                                              --             --             --             --
                                               -----------    -----------    -----------    -----------
Balance at December 31, 2001                          --             --             --             --
Issuance of Series B Preferred Stock,
  net of issuance costs of $91,290                 283,102      1,324,205           --             --
Issuance of common stock for services                 --             --             --             --
Series B Preferred Stock issued in
  exchange for engineering services                 11,000         55,000           --             --
Intrinsic value of options granted to
  an employee                                         --             --             --             --
Fair value of stock options and
  warrants granted to non-employees                   --             --             --             --
Net loss                                              --             --             --             --
                                               -----------    -----------    -----------    -----------
Balance at December 31, 2002                       294,102      1,379,205           --             --
Issuance of Series B-1 Preferred Stock,
  net of issuance costs of $47,710                    --             --          131,000        607,290
Fair value of warrants issued in
  connection with bridge notes payable                --             --             --             --
Beneficial conversion feature on bridge
  notes payable                                       --             --             --             --
Fair value of stock options and warrants
  granted to non-employees                            --             --             --             --
Net loss                                              --             --             --             --
                                               -----------    -----------    -----------    -----------
Balance at December 31, 2003                       294,102      1,379,205        131,000        607,290
Issuance of Series C Preferred Stock
  and warrants, net of issuance costs
  of $116,404                                         --             --             --             --
Conversion of bridge notes and accrued
  interest into Series C Preferred Stock              --             --             --             --
Common stock issued in exchange for
  investment services in connection with
  Series C Preferred Stock                            --             --             --             --
Fair value of warrants issued in
  connection with notes payable                       --             --             --             --
Fair value of stock options granted to
    non-employees                                     --             --             --             --
Net loss                                              --             --             --             --
                                               -----------    -----------    -----------    -----------

Balance at December 31, 2004                       294,102      1,379,205        131,000        607,290
Issuance of Series C Preferred Stock and
  warrants, net of issuance costs of $1,274           --             --             --             --
Fair value of warrants issued in
  connection with notes payable                       --             --             --             --
Fair value of stock options granted
  to non-employees                                    --             --             --             --
Issuance of common stock and warrants,
  net of issuance costs of $75,000                    --             --             --             --
Conversion of Series A Preferred Stock
  into common stock                                   --             --             --             --
Conversion of Series B Preferred Stock
  into common stock                               (294,102)    (1,379,205)          --             --
Conversion of Series B-1 Preferred Stock
  into common stock                                   --             --         (131,000)      (607,290)
Conversion of Series C Preferred Stock
  into common stock                                   --             --             --             --
Common stock issued upon exercise of
  stock options                                       --             --             --             --
Common stock issued in exchange for debt              --             --             --             --
Conversion of warrants into common
  stock                                               --             --             --             --
Net loss                                              --             --             --             --
                                               -----------    -----------    -----------    -----------

Balance at September 30, 2005                         --             --             --             --
                                               ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                                        Series C               (Discount)       Deficit
                                                     Preferred Stock           Additional     Accumulated     Stockholders'
                                              ----------------------------      Paid-in          During          Equity
                                                 Shares          Amount         Capital        Development     (Deficit)
                                              ------------    ------------    ------------    ------------    ------------
Balance at Inception (March 1, 1996)                  --      $       --      $       --      $       --      $       --
Issuance of common stock to founders                  --              --            (1,462)           --             7,070
Issuance of common stock                              --              --            44,460            --            45,000
Net loss                                              --              --              --           (50,197)        (50,197)
                                              ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1996                          --              --            42,998         (50,197)          1,873
Issuance of common stock                              --              --            29,640            --            30,000
Net loss                                              --              --              --          (178,101)       (178,101)
                                              ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1997                          --              --            72,638        (228,298)       (146,228)
Issuance of common stock                              --              --           575,367            --           579,200
Net loss                                              --              --              --          (430,587)       (430,587)
                                              ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1998                          --              --           648,005        (658,885)          2,385
Issuance of common stock                              --              --           154,070            --           155,000
Net loss                                              --              --              --          (538,696)       (538,696)
                                              ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999                          --              --           802,075      (1,197,581)       (381,311)
Issuance of common stock                              --              --         1,091,407            --         1,095,905
Fair value of stock options and warrants
  granted to non-employees                            --              --           124,083            --           124,083
Net loss                                              --              --              --        (1,152,737)     (1,152,737)
                                              ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2000                          --              --         2,017,565      (2,350,318)       (314,060)
Issuance of Series A Preferred Stock
  and warrants, net of issuance costs
  of $53,032                                          --              --            23,622            --         1,770,590
Intrinsic value of options granted to
  an employee                                         --              --            49,000            --            49,000
Fair value of warrants issued to
  non-employees                                       --              --           101,799            --           101,799
Net loss                                              --              --              --        (1,708,501)     (1,708,501)
                                              ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2001                          --              --         2,191,986      (4,058,819)       (101,172)
Issuance of Series B Preferred Stock,
  net of issuance costs of $91,290                    --              --             2,243            --         1,326,448
Issuance of common stock for services                 --              --               994            --             1,000
Series B Preferred Stock issued in
  exchange for engineering services                   --              --              --              --            55,000
Intrinsic value of options granted to
  an employee                                         --              --            82,500            --            82,500
Fair value of stock options and
  warrants granted to non-employees                   --              --            45,969            --            45,969
Net loss                                              --              --              --        (1,790,640)     (1,790,640)
                                              ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2002                          --              --         2,323,692      (5,849,459)       (380,895)
Issuance of Series B-1 Preferred Stock,
  net of issuance costs of $47,710                    --              --              --              --           607,290
Fair value of warrants issued in
  connection with bridge notes payable                --              --           121,470            --           121,470
Beneficial conversion feature on bridge
  notes payable                                       --              --           121,471            --           121,471
Fair value of stock options and warrants
  granted to non-employees                            --              --           361,429            --           361,429
Net loss                                              --              --              --        (1,846,410)     (1,846,410)
                                              ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2003                          --              --         2,928,062      (7,695,869)     (1,015,645)
Issuance of Series C Preferred Stock
  and warrants, net of issuance costs
  of $116,404                                      339,040       1,280,841         297,955            --         1,578,796
Conversion of bridge notes and accrued
  interest into Series C Preferred Stock           173,976         869,880            --              --           869,880
Common stock issued in exchange for
  investment services in connection with
  Series C Preferred Stock                            --              --            29,820            --            30,000
Fair value of warrants issued in
  connection with notes payable                       --              --           515,636            --           515,636
Fair value of stock options granted to
    non-employees                                     --              --           128,349            --           128,349
Net loss                                              --              --              --        (2,723,390)     (2,723,390)
                                              ------------    ------------    ------------    ------------    ------------

Balance at December 31, 2004                       513,016       2,150,721       3,899,822     (10,419,259)       (616,374)
Issuance of Series C Preferred Stock and
  warrants, net of issuance costs of $1,274         29,000         126,038          17,688            --           143,726
Fair value of warrants issued in
  connection with notes payable                       --              --           419,337            --           419,337
Fair value of stock options granted
  to non-employees                                    --              --           136,969            --           136,969
Issuance of common stock and warrants,
  net of issuance costs of $75,000                    --              --         1,255,966            --         1,264,000
Conversion of Series A Preferred Stock into
common stock                                          --              --         1,737,235            --              --
Conversion of Series B Preferred Stock
  into common stock                                   --              --         1,368,617            --              --
Conversion of Series B-1 Preferred Stock
  into common stock                                   --              --           602,574            --              --
Conversion of Series C Preferred Stock
  into common stock                               (542,016)     (2,276,759)      2,250,742            --              --
Common stock issued upon exercise of
  stock options                                       --              --             1,220            --             1,250
Common stock issued in exchange for debt              --              --           109,340            --           110,000
Conversion of warrants into common
  stock                                               --              --            99,079            --           118,438
Net loss                                              --              --              --        (1,986,730)     (1,986,730)
                                              ------------    ------------    ------------    ------------    ------------

Balance at September 30, 2005                         --      $       --      $ 11,898,589    $(12,405,989)   $   (409,384)
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

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Period of March 1,
                                                                               1996 (inception) to
                                               Nine months ended September 30,    September 30,
                                               ------------------------------  -------------------
                                                    2005            2004            2005
                                               -------------    -------------  -------------------
Cash flows from operating activities:
   Net loss                                     $ (1,986,730)   $ (1,775,487)   $     (12,405,989)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation                                     3,708           2,202               38,340
      Amortization of patents                         11,480           6,193               40,029
      Stock-based compensation related to
        options and warrants                            --                                426,335
      Write-off of abandoned patents                    --              --                239,782
      Non-cash interest expense on notes
        payable and bridge notes                     537,775         399,024            1,665,909
      Non-cash investment service expenses            77,324          60,493              335,847
      Non-cash research and development
        expenses                                      59,645          67,856              222,774
      Changes in operating assets and
        liabilities:
        Other receivable                                --            30,000                 --
        Prepaid expenses                              42,064          (9,508)              (3,055)
        Customer deposits                               --              --                 80,000
           Preferred stock deposits                     --              --                   --
        Accounts payable                             (21,166)         21,561              463,122
        Accrued expenses                              17,108          41,885              143,991
                                                ------------    ------------    -----------------
           Net cash used in operating
             activities                           (1,258,792)     (1,155,781)          (8,752,915)
                                                ------------    ------------    -----------------
Cash flows from investing activities:
   Purchases of property and equipment                  --            (5,589)             (47,599)
   Purchases of patents                              (22,819)        (52,670)            (599,715)
                                                ------------    ------------    -----------------
           Net cash used in investing
             activities                              (22,819)        (58,259)            (647,314)
                                                ------------    ------------    -----------------
Cash flows from financing activities:
   Proceeds from notes payable
and warrants                                          60,000            --                220,000
   Proceeds from bridge notes payable and
     warrants                                           --              --                800,000
   Proceeds from convertible
     debentures                                         --              --                180,000
   Repayment of convertible debentures                  --              --                (60,000)
   Proceeds from deposits on preferred stock
     offerings                                          --              --                 75,000

   Proceeds from exercise of stock options             1,250            --                  1,250
   Proceeds from issuance of Series C
     preferred stock, net of issuance costs          143,726       1,368,109            1,752,522
   Proceeds from issuance of Series B-1
     preferred stock, net of issuance costs             --              --                532,290
   Proceeds from issuance of Series B
     preferred stock, net of issuance costs             --              --              1,326,448
   Proceeds from issuance of Series A
     preferred stock, net of issuance costs             --              --              1,770,590
   Proceeds from issuance of common stock and
     warrants                                      1,339,000            --              3,251,175
                                                ------------    ------------    -----------------
           Net cash provided by financing
             activities                            1,543,976       1,368,109            9,849,275
                                                ------------    ------------    -----------------

Net increase in cash and cash equivalents            262,365         154,069              449,046
Cash and cash equivalents at beginning of
  period                                             186,681         286,546                 --
                                                ------------    ------------    -----------------

Cash and cash equivalents at end of period      $    449,046    $    440,615    $         449,046
                                                ============    ============    =================
Supplemental disclosures:
   Cash paid for interest                       $     28,227    $      4,232    $          47,817
                                                ============    ============    =================
   Cash paid for taxes                          $       --      $               $            --
                                                ============    ============    =================
Non-cash investing and financing activities:

Preferred stock converted into common stock     $  6,010,222    $       --      $       6,010,222
                                                ============    ============    =================
Common stock issued as payment for accounts
  payable                                       $     50,000    $       --      $         140,000
                                                ============    ============    =================
Notes payable issued for accrued interest       $       --      $       --      $          15,669
                                                ============    ============    =================
Preferred stock deposits transferred to
  Series B-1 Preferred Stock                    $       --      $       --      $          75,000
                                                ============    ============    =================
Bridge notes and interest converted into
  Series C Preferred Stock                      $       --      $    869,880    $         869,880
                                                ============    ============    =================
Convertible debentures converted to a note
  payable                                       $       --      $     60,000    $         120,000
                                                ============    ============    =================
Conversion of note payable into common stock    $     60,000    $       --      $          60,000
                                                ============    ============    =================
Accrual of stock issuances costs                $     75,000    $       --      $          75,000
                                                ============    ============    =================


   The accompanying notes are an integral part of these financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
           INCEPTION (MARCH 1, 1996) TO SEPTEMBER 30, 2005 (UNAUDITED)

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

Since its inception on March 1, 1996, the Company has devoted its efforts principally to research and development, business development activities and raising capital. As a result, the Company is considered a development stage company pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. Accumulated deficit for the period from inception (March 1, 1996) through September 30, 2005 was $12,405,989.

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

RECAPITALIZATION AND STOCK SPLIT

On September 30, 2005, the Company held a special meeting of stockholders (the "Special Meeting").

At the Special Meeting, the conversion of the Series A Preferred Stock, Series B Preferred Stock, Series B-1 Preferred Stock and Series C Preferred Stock into common stock at the ratios set forth below was approved by the holders of each respective series voting separately (the "Common Stock Conversion").

      o Series A Preferred Stock into common stock at a ratio of five shares of preferred stock to seven shares of common stock;

      o Series B Preferred Stock into common stock at a ratio of five shares of preferred stock to six shares of common stock;

      o Series B-1 Preferred Stock into common stock at a ratio of five shares of preferred stock to six shares of common stock; and

      o Series C Preferred Stock into common stock at a ratio of five shares of preferred stock to eight shares of common stock.

Upon conversion of the Series A Preferred Stock, holders of the Series A Preferred Stock received an additional 301,332 shares of common stock as a result of anti-dilution protection applicable to the Series A Preferred Stock.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
           INCEPTION (MARCH 1, 1996) TO SEPTEMBER 30, 2005 (UNAUDITED)

NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

In addition, each of the following matters was approved at the Special Meeting by a vote of the holders of our common stock and preferred stock voting together:

      o Issuance of additional shares of common stock in order to effectuate the Common Stock Conversion;
      o     A three-for-one split of the common stock.
      o     Amendments to Ovation's certificate of incorporation to:

            o     effect the three-for-one stock split of the common stock;
            o reduce the par value of the common stock and the preferred stock to $0.01 per share;
            o eliminate the designation of the four series of preferred stock;
            o increase the authorized number of shares of common stock to 40,000,000 shares;
            o increase the authorized number of shares of preferred stock to 10,000,000 shares; and
            o     provide for undesignated shares of preferred stock.

In connection with the Common Stock Conversion, the Company offered the holders of certain warrants the opportunity to exchange their warrants for common stock. Warrants to purchase shares of common stock were exchanged at a ratio of one warrant share to .75 shares of common stock. Warrants to purchase Series C Preferred Stock were exchanged at a ratio of one warrant share to one share of common stock.

As a result of the transactions described above, as of September 30, 2005, all classes of preferred stock converted into 5,105,366 shares of common stock and warrants to purchase 2,370,600 shares of common and preferred stock at prices between $1.67 and $2.00 were exchanged for 1,935,900 shares of common stock.

All share and per share information has been retroactively restated to reflect the three-for-one split of the common stock and the reduction in the par value of the common stock.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has incurred net losses of $1,986,730 and $2,723,390 for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively. Additionally, the Company has a working capital deficit of $738,547 and stockholders' deficit of $409,384 at September 30, 2005. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
           INCEPTION (MARCH 1, 1996) TO SEPTEMBER 30, 2005 (UNAUDITED)

NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONCLUDED)

Management expects that the Company will continue to experience negative cash flows from operations and net losses for the foreseeable future. Based upon management's current plans, management believes that existing capital resources, plus the proceeds of a planned financing of approximately $3.0 million, will be sufficient to meet the Company's operating expenses and capital requirements through December 2006, at which point the Company expects to have been shipping commercial product for over three months. The Company has engaged an investment banker to facilitate introductions of the Company to institutional investors. Supplementally, the Company continues to pursue angel investors and the existing investor base for incremental funding. During 2005 and subsequent to September 30, 2005, the Company has raised gross proceeds of $145,000 through the issuance of Series C Preferred Stock and $2,199,000 through the issuance of common stock (including $1,839,000 received in cash, $110,000 in cancellation of debt, and $250,000 to be paid during December 2005 by GreenShift Corporation).

The Company is in the process of finalizing the production design of our distiller, and has built and is testing a commercially-viable unit as of the date of this filing. Management expects to ship the first commercial units to the Company's corporate partners in the second quarter of 2006, and by the third quarter of 2006, the Company believes it will be able to produce one unit per week and accelerate this production to three units per week by year-end. The commercially-viable units are expected to be shipped to strategic partners, who will be responsible for the sales and marketing of Ovation's technology. Management believes that the strategic partners will be able to absorb all of the units the Company is able to manufacture through the end of 2007. Any delays in the Company's ability to secure funding will have a negative impact on the timeline to reach first commercial shipment.

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

In the event the Company is unable to raise additional capital in a timely manner or under acceptable conditions, the Company believes that it can continue to run its operations short-term by significantly decreasing the professional services it has engaged to support its financing activities, extending payments to vendors, reducing salaries and reducing expenses associated with increasing production. These reductions would enable the Company to continue operations into the second quarter of 2006.

If we are not successful in raising necessary funds and if no other sources of additional capital are available, management anticipates that it would substantially reduce the Company's operating expenses to the minimum required to support the continued development of its technology. It may be necessary to relinquish some of the rights to the Company's technologies or grant licenses on terms not favorable to the Company. There can be no assurance that the Company's negative cash flow will not necessitate ceasing of operations entirely.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
           INCEPTION (MARCH 1, 1996) TO SEPTEMBER 30, 2005 (UNAUDITED)


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

CASH EQUIVALENTS

The Company considers short-term investments with original maturity dates of three months or less at the date of purchase to be cash equivalents. Cash equivalents of $426,503 and $101,087 as of September 30, 2005 and December 31, 2004, respectively, primarily consisted of money market funds held by large financial institutions in the United States.

FINANCIAL INSTRUMENTS

The Company's financial instruments, consisting of cash equivalents, accounts receivable and debt, are carried at cost, which approximates fair value due to the short-term nature of these instruments.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company provides for depreciation using the straight-line method based on the respective asset's estimated useful life:

                 Asset Classification       Estimated Useful Life
                 --------------------       ---------------------
                 Computer equipment           5 years
                 Furniture and equipment    5 - 7 years

Expenditures for maintenance and repairs are charged to operating expenses as incurred.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
           INCEPTION (MARCH 1, 1996) TO SEPTEMBER 30, 2005 (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

IMPAIRMENT OF LONG-LIVED ASSETS AND DEFINITE-LIVED AMORTIZABLE INTANGIBLES

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, the Company reviews long-lived assets and definite-lived amortizable intangibles for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. In general, the Company's long-lived assets and definite-lived amortizable intangibles do not have independent, identifiable cash flows. As a result, the Company's impairment test is based on an entity-level undiscounted cash flow analysis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value. Long-lived assets consist of property and equipment and definite-lived amortizable intangibles consist of patent costs. As of September 30, 2005 and December 31, 2004, there was no impairment of long-lived assets or definite-lived amortizable intangibles.

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

As of September 30, 2005, the Company has recognized no revenue from distribution, sales or license of its products.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
           INCEPTION (MARCH 1, 1996) TO SEPTEMBER 30, 2005 (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company issued options to purchase 0 and 448,695 shares of common stock in the three and nine months ended September 30, 2005, respectively (see Note 6). The Company issued options to purchase 0 and 138,660 shares of common stock in the three and nine months ended September 30, 2004, respectively. Had compensation expense for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net loss would have been as follows:

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
           INCEPTION (MARCH 1, 1996) TO SEPTEMBER 30, 2005 (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                   Three months                  Nine months
                                                ended September 30,           ended September 30,
                                                2005          2004            2005          2004
                                            -----------    -----------    -----------    -----------
Net loss as reported                        $  (839,035)   $  (665,812)   $(1,986,730)   $(1,775,487)
Add: Stock-based employee compensation
expense determined under the intrinsic
value method                                       --             --             --             --

Deduct: Stock-based employee compensation
expense determined under fair value-based
method                                           14,875            607        199,097        109,822
                                            -----------    -----------    -----------    -----------

Pro forma net loss                          $  (853,910)   $  (666,419)   $(2,185,827)   $(1,885,309)
                                            ===========    ===========    ===========    ===========

Basic and diluted net loss per share:
    As reported                             $     (0.34)   $     (0.36)   $     (0.95)   $     (0.95)
                                            ===========    ===========    ===========    ===========
    Pro forma                               $     (0.34)   $     (0.36)   $     (1.04)   $     (1.01)
                                            ===========    ===========    ===========    ===========

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

Since the recapitalization (see Note 1) took place on September 30, 2005, the common stock issued on that date did not impact the calculation of basic or diluted net loss per share.

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

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
           INCEPTION (MARCH 1, 1996) TO SEPTEMBER 30, 2005 (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

RECLASSIFICATIONS

Certain reclassifications have been made to the prior financial statements to conform with the 2005 presentation.

3.       NOTES PAYABLE

On June 1, 2005, the Company secured a loan in the amount of $60,000 with S.J. Electro Systems, Inc. ("SJE"), a current Ovation stockholder, to fund ongoing operational expenses (the "SJE Loan"). Under the terms of the SJE Loan, Ovation has agreed to repay the principal amount of the loan on or before June 1, 2006, and the SJE Loan contains no conversion provisions. Interest will accrue and compound monthly at the Prime Rate plus 1% (the "Interest Rate") and will be payable to SJE on a monthly basis. The SJE Loan is subject to customary terms and conditions, including acceleration and penalty interest of 7% above the Interest Rate in the event of certain defaults or events of nonpayment. In conjunction with the loan, SJE received a warrant to purchase up to 36,000 shares of Ovation's common stock at $1.67 per share (the "SJE Loan Warrant"). The warrant has a term of ten years. Because the warrant was issued in conjunction with the debt, the relative fair value of the warrant was recorded as additional paid-in capital and a debt discount of $26,243 on the SJE Loan. The total discount is being amortized to interest expense over the term of the loan.

In August 2005, Company and SJE agreed to convert the $60,000 principal loan balance into 36,000 shares of common stock. The common stock was accompanied by warrants to purchase 72,000 shares of common stock at a price of $2.00 per share. SJE elected to convert its warrants to purchase 72,000 shares of common stock into 54,000 shares of common stock as part of the recapitalization transaction approved by our stockholders on September 30, 2005. The SJE Loan Warrant remains outstanding at September 30, 2005 (see Notes 1 and 6). The remaining debt discount was fully amortized upon conversion of the debt. For the three and nine months ended September 30, 2005, non-cash interest expense related to the discount on this loan is $24,057 and $26,243, respectively.

In March 2005, the Company exercised its second of five six-month extensions of the maturity date of the loan provided to us by WMS (the "WMS Loan"), extending the maturity date to January 2006. In exchange for the extension, the Company issued to WMS a warrant to purchase 150,000 shares of common stock at $1.67 per share with a term of ten years. The fair value of the warrant was recorded as non-cash interest expense at March 31, 2005 in the amount of $196,892.

In September 2005, the Company exercised its third of five six-month extensions of the maturity date of the WMS Loan, extending the maturity date to July 2006. In exchange for the extension, the Company issued to WMS a warrant to purchase 150,000 shares of common stock at $1.67 per share with a term of ten years. The fair value of the warrant was recorded as non-cash interest expense at September 30, 2005 in the amount of $196,202.

The amount outstanding on the WMS Loan at September 30, 2005 and December 31, 2004 was $478,535.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
           INCEPTION (MARCH 1, 1996) TO SEPTEMBER 30, 2005 (UNAUDITED)


4.       SERIES C PREFERRED STOCK

In the nine months ended September 30, 2005, the Company issued 29,000 shares of Series C Preferred Stock at $5.00 per share for gross proceeds of $145,000.

Purchasers of the Series C Preferred Stock received warrants to purchase 8,700 shares of Series C Preferred Stock at $5.00 per share. The warrants expire two years from the date of issuance. The fair value of the warrants was calculated using the Black-Scholes model, and as a result, an amount of $17,688 was allocated to the warrants and recorded as additional paid-in capital. Based on the effective conversion price of the Series C Preferred Stock, the Company determined that there was no beneficial conversion feature associated with these issuances.

All shares of Series C Preferred Stock were converted into 2,601,668 shares of common stock and all holders of the Series C Warrants elected to convert their warrants into common stock (see Note 6) as part of the recapitalization transaction approved by the Company's stockholders on September 30, 2005 (see
Note 1).

5.       COMMON STOCK

In the nine months ended September 30, 2005, the Company issued 869,400 shares of common stock at $1.67 per share for gross proceeds of $1,449,000 in a private placement concluded on September 2, 2005 (the "Private Placement"). Included in these amounts are a total of 66,000 shares of common stock issued in exchange for the cancellation of certain debts, including the SJE Loan (see Note 3) and $50,000 due to a consultant, totaling $110,000. GreenShift Corporation, one of the purchasers in the Private Placement, agreed to purchase a total of 600,000 shares of common stock for $1,000,000 to be funded over a period of four months, ending on November 30, 2005. Subsequent to September 30, 2005 the Company has agreed to accept the last installment of the purchase price by December 15, 2005. Included in the gross proceeds of $1,449,000 are 150,000 shares of common stock issued to GreenShift Corporation for cash proceeds of $250,000, which was the first of the four installments.

Under the terms of the Private Placement, for each share of common stock purchased, the purchaser received warrants to purchase two shares of common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. As a result, warrants to purchase a total of 1,738,800 shares of common stock were issued in the nine months ended September 30, 2005, and warrants to purchase an additional 900,000 shares of common stock were due to be issued to GreenShift Corporation upon completion of its investment. The relative fair value of the total warrants issued was determined to be approximately $625,000. There was no impact on equity as a result of the issuance of these warrants.

All the purchasers in the Private Placement elected to convert their warrants into common stock (see Note 6) as part of the recapitalization approved by Ovation stockholders on September 30, 2005 (see Note 1).

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
           INCEPTION (MARCH 1, 1996) TO SEPTEMBER 30, 2005 (UNAUDITED)

6.       STOCKHOLDERS' EQUITY (DEFICIT)

WARRANTS

A summary of warrant activity for the nine months ended September 30, 2005 is as follows:


                                      September 30, 2005
                                    ---------------------
                                                 Weighted
                                                 Average
                                                 Exercise
                                      Shares       Price
                                    ---------    --------
Outstanding at December 31, 2004    1,140,792    $   2.10
Granted                             2,083,500    $   1.96
Converted into common stock        (1,949,400)   $   2.32
Cancelled                                --      $    --
                                    ---------
  Outstanding at end of period      1,274,892    $   1.53
                                    =========


In the nine months ended September 30, 2005, 8,700 warrants were issued in conjunction with the issuance of Series C Preferred Stock (see Note 4), 300,000 were issued in conjunction with the extension of the WMS Loan (see Note 3), 36,000 were issued in conjunction with the SJE note payable (see Note 3), and 1,738,800 were issued in conjunction with the issuance of common stock (see Note
5). All warrants are fully vested and exercisable upon issuance. As of September 30, 2005, the outstanding WMS Loan warrants have full-ratchet price protection in the event that the company issues securities at prices below $1.67 per share. Subsequent to September 30, 2005, agreement was reached to convert each WMS Loan warrant into 1.4 shares of common stock.

On September 30, 2005, following the recapitalization transaction (see Note 1), holders of warrants to purchase 210,600 shares of Series C Preferred Stock were converted into 631,800 shares of common stock, and total warrants to purchase 1,738,800 shares of common stock were converted into 1,304,100 shares of common stock. The Company accounted for the exchange of warrants for common stock as an exchange of equity instruments. As a result, the Company recorded the common stock issued in exchange for the warrants at the remaining unamortized fair value of the warrant, if any, plus the amount by which (a) the fair value of the common stock measured at the exchange date is greater than (b) the fair value of the warrant measured immediately before the exchange. Except as indicated below, all the warrants exchanged for common stock had been issued in common and preferred stock financings. As a result, there was no charge to operations and no impact on stockholders' equity as a result of the exchange. Included in the amounts above are warrants originally issued in conjunction with a bridge loan in 2003 (the "Bridge Warrants"). The Bridge Warrants consisted of warrants to purchase 48,000 shares of common stock at $1.67 per share. The excess of the fair value of the common stock exchanged for the Bridge Warrants over the fair value of the Bridge Warrants measured immediately before the exchange, $118,438, was recorded as non-cash interest expense in the quarter ended September 30, 2005.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
           INCEPTION (MARCH 1, 1996) TO SEPTEMBER 30, 2005 (UNAUDITED)


STOCKHOLDERS' EQUITY (DEFICIT) (CONCLUDED)

OPTIONS

In the nine months ended September 30, 2005, the Company issued options to purchase 75,795 shares of the Company's common stock at an exercise price of $1.67 per share to consultants for certain investment services. The fair value of these options was determined to be $77,324 which was recorded in general and administrative expense and additional paid-in capital. The Company also issued options to purchase 58,536 shares of the Company's common stock at $1.67 per shares to consultants for certain engineering services. The fair value of these options was determined to be $59,645 which was recorded in research and development expense and additional paid-in capital. The Company also issued options to purchase 314,364 shares of the Company's common stock at an exercise price of $1.67 per share to employees.

There were no options issued in the three month period ended September 30, 2005.

7.       COMMITMENTS

OPERATING LEASES

The Company leases approximately 3,000 square feet of office space from the Company's founder, currently serving as its Chairman, under a one-year lease which has been extended through May 2006 and 1,950 square feet of manufacturing space in Nashua, New Hampshire from an unrelated third party on a month-to-month basis. The manufacturing space was rented commencing in November 2003. Total rent expense was $28,800 for the nine months ended September 30, 2005 and 2004. There are no future minimum lease payments required under noncancelable operating leases with an initial term in excess of one year.

CONTRACTS

The Company has retained Alexandros Partners LLC ("Alexandros") to provide services as advisors with respect to proposed capital financing as well as other financial management services since April 2002. The current agreement with Alexandros, entered into on July 7, 2005, provides that the term of the agreement will expire upon the earlier of completion of a financing or July 7, 2006. Upon execution of the agreement, the Company paid Alexandros $25,000. Upon the closing of one or more financings after August 1, 2005 raising an aggregate amount of at least $500,000, the Company, at Alexandros' option, will either (a) pay $50,000 in cash, or (b) issue a number of shares of common stock equal to the quotient of $50,000 divided by the purchase price per share of common stock issued in the financing. In addition, within 30 days of the financing, the Company will issue a warrant for 150,000 shares of common stock. The warrant will be exercisable for a period of seven years and provide for adjustment of the exercise price to reflect any stock splits (whether in the form of stock dividends or otherwise), capital reorganizations or reclassifications or any other similar transaction For any investor introduced to the Company by Alexandros, Alexandros will receive (a) a cash payment equal to 5% of the gross proceeds to the Company from the investor and (b) a number of warrants equal to 5% of the number of shares of the Company's capital stock purchased by the investor. The warrant will be exercisable at any time for a period of ten years at an exercise price equal to the purchase price per share of common stock issued in the financing.

                          OVATION PRODUCTS CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
           INCEPTION (MARCH 1, 1996) TO SEPTEMBER 30, 2005 (UNAUDITED)

COMMITMENTS (CONTINUED)

The number of shares under the warrant will be adjusted to reflect certain instances of stock splits, recapitalizations, or dividends that may occur during the term of the warrant. The Company will be obligated to provide the compensation outlined above for a financing or a transaction, as defined, but not for both and only for the first to occur. Based on the financing obtained through September 30, 2005, the Company owed $50,000 to Alexandros. This amount was recorded as a stock issuance cost and included in accrued expenses at September 30, 2005. The corresponding warrant to purchase 150,000 shares of common stock at $1.67 per share was issued in November 2005.

On January 1, 2005, the Company revised its existing agreement with a consultant, Etain Companies, LLC. In exchange for strategic services, the Company agreed to pay Etain $10,000 monthly for four consecutive months, and provide Etain with 9,000 options per month for the same four-month period. The agreement expired on April 30, 2005. In the nine months ended September 30, 2005, the fair value of the stock options issued to Etain, included in general and administrative expense, was $73,445. In conjunction with the Company's Private Placement, Etain elected to convert $50,000 of its total amounts due from Ovation into 30,000 shares of common stock. The shares were accompanied by warrants to purchase 60,000 shares of common stock at a price of $2.00 per share. The warrants had a relative fair value of $26,651. The fair value was not recorded on the Company's financials as both debit and credit would have been applied to Additional Paid in Capital. Etain elected to convert the warrants into 45,000 shares of common stock on September 30, 2005 in accordance with the Company's Recapitalization. In addition to exchanging equity for payables, the Company paid Etain $10,000 in cash in the third fiscal quarter, thus settling its outstanding debts to Etain.

In February 2005, the Company entered an agreement with Brimberg & Company ("Brimberg") outlining the terms of Brimberg's services as a financial advisor. Should the Company raise capital in a private or public offering of its equity securities with a party that was introduced to the Company by Brimberg, the Company will pay Brimberg 5% of the gross proceeds from such transaction, as well as warrants coverage for common stock equal to 5% of the total shares of the Company's stock purchased by investors introduced to the Company by Brimberg. The price of such warrants shall be equal to the price paid by the investors for the stock. The warrants shall contain the same terms as any warrants that may be issued to the investors in conjunction with the equity placement. Should no warrants be issued to investors introduced by Brimberg, the warrants issued to Brimberg shall provide for "full ratchet" anti-dilution protection and expire ten years from the final closing date. The engagement shall be terminated upon the earlier of (i) the closing of a financing by the Company in which investors invest a maximum of $2.0 million, or (ii) December 31, 2005 upon written notice by either party. The terms will remain in effect for the 12 month period following the expiration of the agreement. On July 14, 2005, the Company terminated its agreement with Brimberg without penalty.

In February 2005, the Company revised its agreement with Lancy Water Technology Limited ("Lancy"). Lancy agreed to pay the Company $120,000 in exchange for ten distillers deliverable throughout 2005, $80,000 in cash already held as a customer deposit and $40,000 in Lancy's capital stock. Forty-one shares of Lancy's stock were issued to the Company in February 2005. Should the Company fail to deliver the distillers before November 2005, Lancy will retain the option to repurchase the shares for $1.00. Based on the contingency resulting from the capital stock repurchase provision, no value has been assigned to the shares of Lancy stock received by the Company as of September 30, 2005.

In February 2005, the Company and Ardour Capital Investments ("Ardour") entered an agreement under which Ardour would provide financial advisement to the Company, with respect to raising $4 million to $5 million in equity capital. In return for Ardour's efforts, the Company agreed to pay a one-time fee of $10,000 in February 2005 and a monthly retainer of $5,000 accrued beginning in March 2005 and paid upon the successful raising of $400,000 in new capital or the successful completion of the Company's $400,000 Series C Preferred Stock extension financing, whichever is earlier. The Company shall pay Ardour 5% of the total amounts invested by investors introduced to the Company by

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
           INCEPTION (MARCH 1, 1996) TO SEPTEMBER 30, 2005 (UNAUDITED)

COMMITMENTS (CONTINUED)

Ardour and warrant coverage of 5% of the shares issued in any investment by introduced investors. Investors who have not been introduced to the Company by either Ardour or Brimberg, and invest in the Company's securities up to 60 days following the termination of the agreement, shall trigger payments to Ardour of 2% of the total amount invested by such investor and warrant coverage of 3% of the total number of shares purchased by the investor in the same financing. The agreement may be terminated by the Company at any time upon 30 days written notice. Based on the financing obtained through September 30, 2005, the Company owed $25,000 to Ardour. This amount was recorded as a stock issuance cost and included in accrued expenses at September 30, 2005. The corresponding warrant to purchase 15,000 shares of common stock at $1.67 per share was issued in November 2005.

The Company entered into an employment contract with Robert MacDonald on June 1, 2005 pursuant to which he will act as the Company's Chief Executive Officer. Mr. MacDonald had previously served as Chairman of Ovation's Board of Directors from January 2002 through May 2005. Under the terms of the Employment Agreement, Mr. MacDonald will receive a base salary of $150,000 per year, will be eligible to receive certain incentive and stock options. In the event of an initial public offering or a change in control, or the sale of all or substantially all of Ovation's assets, all stock options awarded to Mr. MacDonald will vest immediately. The Employment Agreement further provides that if Ovation terminates Mr. MacDonald's employment without Cause (as defined in the Employment Agreement) or Mr. MacDonald terminates his employment for Good Reason (as defined in the Employment Agreement), then Mr. MacDonald shall receive a lump sum amount equal to one month's salary for each full year of employment; and all unvested stock options or stock awards which have not yet vested or being issued but were scheduled to vest or be issued within three months after the date of termination, shall vest or be issued, respectively, immediately upon such termination.

In August 2005, and as part of the Private Placement, the Company entered into agreements with GreenShift Corporation ("GreenShift"), pursuant to which GreenShift will purchase, over a period of four months ending November 30, 2005, 600,000 shares of our common stock for an aggregate purchase price of $1 million. Subsequent to September 30, 2005 the Company has agreed to accept the last installment of the purchase price by December 15, 2005. The agreements further provide that for each share of common stock issued, GreenShift will receive warrants to purchase two shares of our common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. The agreement also permits GreenShift to designate a nominee for election to Ovation's Board of Directors.

As of September 30, 2005, the Company had issued to GreenShift 150,000 shares of common stock and warrants to purchase 300,000 shares of common stock for proceeds of $250,000. The relative fair value of the warrants was determined to be approximately $133,000. There was no impact on equity as a result of the issuance of these warrants. These warrants were converted into 225,000 shares of common stock in connection with the recapitalization (see Notes 1 and 6).

Subsequent to the execution of the purchase agreement with GreenShift, Ovation entered into agreements with two affiliates of GreenShift. The first agreement, between Ovation and INSEQ Corporation, provides, among other things, that in the event that Ovation desires to contract with outside contractors to manufacture its Clean Water Appliances, its proprietary compact stand-alone distiller units, or certain components of its Clear Water Appliances, it will be required to engage INSEQ to manufacture the units or components if the terms of its proposal are at least as commercially favorable to the Company as any competing proposal it receives. The letter agreement further provides that INSEQ will provide the Company with certain prototype manufacturing services at cost. The right of first refusal granted to INSEQ will terminate on December 31, 2007.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND THE CUMULATIVE PERIOD FROM
           INCEPTION (MARCH 1, 1996) TO SEPTEMBER 30, 2005 (UNAUDITED)

COMMITMENTS (CONCLUDED)

The second agreement, between Ovation and GreenShift Industrial Design Corporation ("GreenShift Industrial"), grants to GreenShift Industrial certain exclusive and non-exclusive licenses to use its new patented and patent-pending implementations of a vapor compression water distillate process and our Clean Water Appliance (the "Technology") for certain applications of GreenShift Industrial identified in the agreement. Pursuant to the license agreement, GreenShift Industrial may develop, invent, make or have made, use, promote, distribute, sell and sublicense the Technology and any development or improvements thereto for the applications detailed in the agreement. The right to sublicense the Technology is limited to sublicenses to "portfolio companies" and affiliates of GreenShift Corporation and only for so long as they remain portfolio companies and affiliates. In consideration of the licenses granted, GreenShift Industrial agreed to pay Ovation a royalty fee equal to 1% of service revenues or product sale revenues, or 20% of license revenue deriving from the use or license by GreenShift Industrial of the Technology and any development of and improvements to the Technology. The license agreement further provides for an additional license fee if GreenShift Industrial manufactures related equipment at its own expense. GreenShift Industrial is obligated to remit royalty fees under the agreement when cash flow permits but no less frequently than annually. The license agreement has a five year term unless terminated earlier pursuant to its terms, including at any time at the sole discretion of GreenShift Industrial.

8.       SUBSEQUENT EVENTS

On October 28, 2005, the shareholders of the Company voted to increase the 1999 Stock Option Plan pool from 1,350,000 shares to 2,850,000 shares.

Subsequent to September 30, 2005, GreenShift invested its second and third tranches of $250,000 in the Company in consideration for 750,000 shares of common stock, which include the 450,000 shares of common stock received upon conversion of the warrants as part of the recapitalization transaction. The relative fair value of the warrants issued in the second and third tranches was approximately $430,574. There was no impact on equity as a result of the issuance of these warrants.

Subsequent to September 30, 2005, the Company issued warrants to purchase 150,000 and 15,000 shares of its common stock to Alexandros Partners and Ardour Capital Investments, respectively, in accordance with agreements the Company has with the parties (see Note 7). The exercise price of the warrants is $1.67, and the warrants have a ten year life.

Subsequent to September 30, 2005, the Company issued options to purchase 33,414 shares of common stock at a price of $1.67 to third parties in exchange for engineering and management consulting support. The options have a 6-month vesting period, and have a term of 10 years.

In November 2005, the Company and WMS agreed that all warrants held by WMS will be converted into shares of common stock for no additional consideration on a basis of 1.4 shares of common stock for each warrant share. As a result of this agreement, the Company will issue the Trustees of the Wilfred M. Sherman Revocable Trust - 2004 1,650,449 shares of common stock in exchange for warrants to purchase 1,178,892 shares of common stock. In addition, the parties agreed that in the event that the Company would like to exercise its right to further extend the maturity date of the WMS Loan, then in lieu of the warrants to purchase 150,000 shares issuable on each additional possible extension of the WMS Loan, the Company will grant WMS 210,000 shares of common stock for each extension (subject to adjustments).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking and Cautionary Statements

The following discussion and analysis should be read in conjunction with the unaudited balance sheet as of September 30, 2005, unaudited statements of loss and other unaudited condensed financial statements for the three months and nine months ended September 30, 2005 and 2004 and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including: any projections or expectations of earnings, revenue, financial performance, liquidity and capital resources or other financial items; any assumptions or projections about the water purification industry; any statements of our plans, strategies and objectives for our future operations, performance, liquidity and capital resources or other financial items; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and other similar words.

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

The initial applications of our Clean Water Appliance will be used to purify water for industrial processes and to clean up certain industrial and military waste streams. We also anticipate the development of water treatment systems and products which utilize our distillation technology to address both failed residential waste water septic systems and those installed in new residential construction septic systems.

On September 30, 2005, our stockholders approved a recapitalization transaction in which all series of preferred stock were converted into common stock. Additional actions taken by our stockholders on September 30, 2005 include the approval of a three-for-one stock split of our common stock, an increase in the authorized shares of common stock and preferred stock and a reduction in the par value of our common stock and preferred stock to $0.01 per share. As part of the recapitalization transaction certain warrants were also converted into common stock.

All share numbers in this report give effect to the three-for-one stock split of our common stock, the conversion of all series of preferred stock into 5,105,366 shares of common stock and the exchange of outstanding warrants into 1,935,900 shares of common stock, all effective as of September 30, 2005. The numbers of shares of preferred stock mentioned in the report below are also presented as if affected by the split, although the split occurred after their conversion into common stock.

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

For the three months ended September 30, 2005, operating expenses decreased $19,279 to $491,856 over the comparable period of the prior year. The decrease was primarily due to a decrease in research and development, which declined from $305,229 in the three months ended September 30, 2004 to $191,403, or 37%, in the corresponding quarter of 2005. This decrease was comprised of i) a reduction in materials spending on beta units, and, to a lesser extent, ii) decreased headcount in 2005. Spending on materials for beta units totaled $58,777 in the third quarter of 2004 compared to $968 in the third quarter of 2005. The research and development expense decreases were offset in large part by an increase in general and administrative expense in the three months ended September 30, 2005. General and administrative expense increased from $205,641 in the three months ended September 30, 2004 to $300,428, or 46%, in the comparable period of 2005. This increase was predominantly driven by i) the addition of a full-time CEO and associated expenses in the more recent period and ii) legal fees associated with the Company's SEC Form 10-SB filing and the private placement concluded on September 2, 2005 (the "Private Placement").

Interest expense increased between the three month periods ended September 30, 2004 and 2005, from $156,102 to $348,382, respectively. The most recent quarter included the non-cash interest expense associated with the extension of the WMS loan in the amount of $196,202, and non-cash interest expense related to the exchange of bridge warrants for common stock on September 30, 2005 in the amount of $118,438.

Net loss for the three month period ended September 30, 2005 was $839,035, compared to $665,812 in 2004.

For the nine months ended September 30, 2005, operating expenses increased $34,574 to $1,424,675 over the corresponding period of the previous year. The increase was attributable in large part to an increase in general and administrative expenses of $293,336, or 61%, to $772,576 in the most current period. The increase was comprised of i) the incremental expenses associated with the hiring of a new CEO and related expenses; and ii) legal, accounting, and management consulting services associated with the SEC Form 10-SB filing and the Private Placement. The increase in general and administrative expense was largely offset by a reduction in research and development expense, which decreased by $250,796 to $651,936 in the nine months ended September 30, 2005. The decrease was primarily due to i) a reduction in materials spending on beta units, and, to a lesser extent, ii) decreased headcount in 2005.

Interest expense increased $175,940 to $563,511 from the nine month period ended September 30, 2004 to the respective period of 2005. This was primarily related to the exchange of bridge warrants for common stock on September 30, 2005 in the amount of $118,438.

Net loss for the nine month period ended September 30, 2005 was $1,986,730, compared to $1,775,487 in the nine month period ended September 30, 2004. The Company expects to continue incurring significant operating losses for the foreseeable future.

During the first fiscal quarter of 2005, Mr. Zebuhr, our former Chief Executive Officer, Mr. Lockwood, our Chief Operating Officer and President, and our office manager elected to continue working without pay, deferring their salaries until we secured further investment. Mr. Zebuhr and Mr. Lockwood began deferring cash payment of salaries in January 2005, and our office manager began deferring salary in March 2005. Beginning at the end of March 2005, Fred Becker, our Vice President of Engineering, agreed to defer his salary for two pay periods. Thereafter, Mr. Becker continued working at half-salary payments. The salary of Mr. MacDonald, our new CEO, has accrued from his start date with us on June 1, 2005 to July 31, 2005.

In June 2005, we secured $500,000 in proceeds from the issuance of common stock, paid our office manager's and Vice President of Engineering's accrued and unpaid wages in full, and resumed paying salaries for Mr. Lockwood and Mr. Zebuhr.

As of June 30, 2005, a balance of $102,500 remained in accrued salaries, reflecting the deferred salaries and vacation of Mr. Zebuhr, Mr. Lockwood, and Mr. MacDonald. A portion of the salaries and vacation accrued ($87,500 for salaries and $5,000 for vacation) was converted into shares of common stock and warrants as part of the Private Placement. As of September 30, 2005, a balance of $10,000 remains in accrued salaries, reflecting deferred salaries not yet paid to Mr. Lockwood. Mr. Lockwood's deferred salary was paid in full subsequent to September 30, 2005.

GOING CONCERN

We have incurred net losses of $1,986,730 and $2,723,390 for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively. Additionally, we had a working capital deficit of $937,906 and stockholders' deficit of $616,374 at December 31, 2004. At September 30, 2005, we had a working capital deficit of $738,547 and stockholders' deficit of $409,384. We cannot provide any assurance that we will be able to reverse our operating losses, or that we will be able to raise additional capital to allow us to continue our planned operations. These factors raise substantial doubt about our ability to continue as a going concern.

We expect that we will continue to experience negative cash flows from operations and net losses for the foreseeable future. Based upon management's current plans, we believe that our existing capital resources, plus the proceeds of the recently completed private placement and additional financing of approximately $3 million, will be sufficient to meet our operating expenses and capital requirements through December 2006, at which point we expect to have been shipping commercial product for over three months.

We are in the process of finalizing the production design of our distiller, and have built and are testing a commercially-viable unit as of the date of this filing. We expect to ship the first commercial units to our corporate partners in the second quarter of 2006, and by the third quarter of 2006, we believe we will be able to produce one unit per week and accelerate this production to three or more units per week by year-end.

The commercially-viable units will be shipped to our strategic partners, who will be responsible for the sales and marketing of our technology. We believe that our key partners will be able to absorb all of the units we are able to manufacture through the end of 2007. Any delays in our ability to secure funding also will have a negative impact on our timeline to reach first commercial shipment.

In the event the Company is unable to raise additional capital in a timely manner or under acceptable conditions, the Company believes that it can continue to run its operations short-term by significantly decreasing the professional services it has engaged to support its financing activities, extending payments to vendors, reducing salaries and reducing expenses associated with increasing production. These reductions would enable the Company to continue operations into the second quarter of 2006.

During 2005, we have raised gross proceeds of $145,000 through the issuance of Series C Preferred Stock and $2,199,000 through the issuance of common stock (including $1,839,000 received in cash, $110,000 in cancellation of debt, and $250,000 to be paid by December 15, 2005 by GreenShift Corporation).

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

LIQUIDITY AND CAPITAL RESOURCES

From the inception of our predecessor corporation in 1996 through September 30, 2005, we raised a total of approximately $10.6 million from the sale of our capital stock, convertible notes and other securities.

We anticipate that we will need to raise up to $5,000,000 in order to begin full production and commercialization of components utilizing our distillation technology, and meet our operating expenses and capital requirements through December 2006. From June 1, 2005 through the present, we have only raised approximately $2,199,000 of the $5,000,000 needed, which includes the additional $250,000 to be paid by GreenShift Corporation by December 15, 2005. Our cash needs may vary significantly from our projected needs if more cash than anticipated is expended in development, marketing or other operations, or if market conditions require a more rapid, expanded roll out of component distillers that utilize our distillation technology. If our estimates as to future cash needs are wrong, we may need to raise additional capital sooner than expected. We cannot assure you that our estimates regarding our cash needs will prove accurate, that we will be able to secure required additional financing if needed, or that additional financing, if obtained, will be on favorable or acceptable terms. We plan to continue to raise additional funds periodically through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent we raise additional capital through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms not favorable to us. If we are unable to obtain additional financing when needed, we would be required to significantly scale back development plans and, depending upon cash flow from our existing business, reduce the scope of our operations or cease operations entirely.

In the nine months ended September 30, 2005, we issued 87,000 shares of our Series C Convertible Preferred Stock at $1.67 per shares in exchange for cash proceeds of $145,000. Holders of the Series C Convertible Preferred Stock received warrants to purchase an additional 26,100 shares of Series C Convertible Preferred Stock at $1.67 per share.

In the nine months ended September 30, 2005, we issued 869,400 shares of our common stock in exchange for cash proceeds of $1,339,000 and cancellation of $110,000 in debt. For each share issued, the holder received warrants to purchase two shares of common stock at a price of $2.00 per share. The warrants had a five-year life. The holders of all these warrants elected to convert the warrants into common stock as part of the recapitalization completed on September 30, 2005.

Subsequent to September 30, 2005, we issued an additional 750,000 shares of our common stock in consideration for cash proceeds of $500,000 from GreenShift Corporation. The shares were sold under the terms of the Private Placement and the agreements with GreenShift. GreenShift Corporation is committed to remit one more tranche of $250,000 by December 15, 2005 in consideration for 375,000 shares (which include the shares to be issued in connection with the conversion of warrants as part of the recapitalization transaction).

Our cash on hand was $449,046 at September 30, 2005.

Outstanding Debt

At September 30, 2005, the note payable outstanding represents amounts owed under an Amended and Restated Debt Agreement (the "WMS Loan") with WMS. The amounts due under the WMS Loan carry an interest rate of prime plus 1% (6.75% at September 30, 2005) and are due July 2, 2006 with a total of five possible six-month extensions, each at our option. Each extension required us to issue WMS a warrant to purchase 150,000 shares of common stock at $1.67 per share. The amount outstanding on the WMS Loan at September 30, 2005 and December

31, 2004 was $478,535. The WMS Loan has been classified as a current liability as it is due to mature within one year. Interest expense recorded on the WMS Loan for the nine months ended September 30, 2005 and 2004 was $27,515 and $78,516, respectively.

On June 1, 2005, the Company secured a loan in the amount of $60,000 with S.J. Electro Systems, Inc. ("SJE"), a current Ovation stockholder, to fund ongoing operational expenses (the "SJE Loan"). Under the terms of the SJE Loan, Ovation has agreed to repay the principal amount of the loan on or before June 1, 2006 and the SJE Loan contains no conversion provisions. Interest will accrue and compound monthly at the Prime Rate plus 1% (the "Interest Rate") and will be payable to SJE on a monthly basis. The SJE Loan is subject to customary terms and conditions, including acceleration and penalty interest of 7% above the Interest Rate in the event of certain defaults or events of nonpayment. In conjunction with the loan, SJE received a warrant to purchase up to 36,000 shares of Ovation's common stock at $1.67 per share (the "SJE Loan Warrant"). The warrant has a term of ten years. Because the warrant was issued in conjunction with the debt, the relative fair value of the warrants was recorded as additional paid-in capital and a debt discount of $26,243 on the SJE Loan. The total discount is being amortized to interest expense over the term of the loan. In August 2005, the Company and SJE agreed to convert the loan into 36,000 shares of common stock, and the debt discount was amortized in full. The common stock was accompanied by warrants to purchase 72,000 shares of common stock at a price of $2.00 per share. SJE chose to convert the warrants into 54,000 shares of common stock as part of the Company's recapitalization. The SJE Loan Warrants remain outstanding at September 30, 2005. For the three and nine months ended September 30, 2005, non-cash interest expense related to the amortization of this discount was $24,057 and $26,243, respectively.

Warrants

In the nine months ended September 30, 2005, warrants to purchase 26,100 shares of Series C Preferred Stock at $1.67 per share were issued in conjunction with the issuance of Series C Preferred Stock, warrants to purchase 300,000 shares of common stock at $1.67 per share were issued in conjunction with the extension of the WMS Loan, warrants to purchase 36,000 shares of common stock at $1.67 per share were issued in conjunction with the SJE note payable, and warrants to purchase 1,738,800 shares of common stock at $2.00 per share were issued in conjunction with the issuance of common stock. All warrants were fully vested and exercisable upon issuance.

On September 30, 2005, following the recapitalization transaction approved by the Company's stockholders, holders of warrants to purchase 631,800 shares of Series C Preferred Stock were converted into 631,800 shares of common stock, and total warrants to purchase 1,738,800 shares of common stock were converted into 1,304,100 shares of common stock.

At September 30, 2005, the Company had outstanding warrants to purchase 216,000 shares of common stock at $0.83 per share, and warrants to purchase 1,058,892 shares of common stock at $1.67 per share. The WMS Loan warrants had full-ratchet price protection in the event that the company issues securities at prices below $1.67 per share. The expiration dates of these warrants range from June 2006 to June 2015, and were issued primarily in conjunction with debt financings. Subsequent to September 30, 2005, the Company and WMS agreed that all warrants held by WMS will be converted into shares of common stock for no additional consideration on a basis of 1.4 shares of common stock for each warrant share. As a result of this agreement, 1,650,449 shares of common stock were issued in exchange for the aggregate of warrants to purchase 216,000 shares of common stock at $0.83 per share and warrants to purchase 962,892 shares of common stock at $1.67 per share. Also subsequent to September 30, 2005, the Company issued warrants to purchase 165,000 shares of common stock at $1.67 per share to third parties in exchange for services in connection with the Private Placement. Following these transactions, the Company had outstanding warrants to purchase 261,000 shares of common stock at $1.67 per share. Should all 261,000 warrants be exercised, the resulting proceeds to the Company would be $435,870; however, the Company does not expect to receive any proceeds from the exercise of warrants in the near term, considering the average exercise price and the relatively long average remaining life of the warrants.

Outlook

During the next twelve months and contingent upon further investment, we expect to increase both our development staff and our spending in order to successfully move our Clean Water Appliance into commercial production. We believe this will entail investment of approximately $150,000 in tooling, and a headcount increase of twenty, manufacturing personnel and other staff. The additional costs of headcount and related expenses are expected to increase our total operating expense by approximately $1.0 million in the next 12 months, from a basis of $2.0 million in 2004. We anticipate that the investments and the work we accomplish in 2005 and 2006 will enable us to reduce the manufacturing costs of our products significantly, based on the current costs of our prototypes, and allow us to enter the market with a competitively priced product. We cannot provide any assurance that our prototypes will prove effective in testing or that we will be able to commercialize our product.

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

In estimating the fair value of the underlying stock, the Company considers the valuation of shares most recently issued to outside investors and shares with the most similar rights and term. The Company has only a limited number of transactions with outside investors on which to base the fair value of its shares. Since 2002, the Company has issued all shares to outside investors at $1.67 per share. Therefore, substantially all stock-based compensation issued to non-employees has used $1.67 per share as the fair value of the underlying securities.

For all non-employee options and warrants, the Company has used the contractual life as the expected life of the instrument.

The Company's capital stock has not been listed on a public stock exchange or electronic quotation system and, as noted above, the Company has only a limited number of transactions with outside investors on which to base volatility. Although the Company's valuation as established in its financings since 2002 has been consistent at $1.67 per share, the Company expects the volatility of its stock price to increase significantly in the event its capital stock is listed on a public stock exchange or electronic quotation system. In order to estimate expected volatility over the life of the related instrument, the Company considered the volatility of other small, early-stage public companies. The Company expects its volatility factor to change in the event its capital stock is listed on a public stock exchange or electronic quotation system and more specific data is available about the movements in its stock price.

The risk-free interest rate is the yield on a U.S. government security with a term approximating the life of the underlying equity instrument.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and Amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. We expect to adopt SFAS No. 123(R) on January 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" approach or a "modified retrospective" approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. We are evaluating which method to adopt.

As permitted by SFAS No. 123, we currently account for the share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. However, grants of stock to employees have always been recorded at fair value as required under existing accounting standards. We expect the adoption of SFAS No. 123(R) to have a material effect on its results of operations. Additionally, our results of operations could be materially effected by share-based payments issued after the adoption of SFAS 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 2 to our financial statements.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since we do not have the benefit of tax deductions in excess of recognized compensation cost, because of our net operating loss position, the change will have no immediate impact on our consolidated financial statements.

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

The Company, in determining the amount of the gross deferred tax assets, estimates the enacted tax rates expected to be in effect in the periods in which the deferred tax asset is expected to be realized. In the years ended December 31, 2004 and 2003 and the nine months ended September 30, 2005, the Company utilized 35% which represents the maximum corporate federal tax rate. In addition, the Company has determined that, as of September 30, 2005 and December 31, 2004 and 2003, it is more likely than not that the Company will not realize any portion of its deferred tax asset. This determination is based on the fact that the Company has never generated any substantive taxable income. Additionally, our auditors have expressed substantial doubt about the Company's ability to continue as a going concern. The Company will reassess the realizability of the deferred tax assets each year.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them by others.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2005, the Company secured a loan in the amount of $60,000 with SJE, a current Ovation stockholder, to fund its ongoing operational expenses. Under the terms of the SJE Loan, Ovation has agreed to repay the principal amount of the loan on or before June 1, 2006. Interest were to accrue and compound monthly at the Prime Rate plus 1% and will be payable to SJE on a monthly basis. The SJE Loan was subject to customary terms and conditions, including acceleration and penalty interest of 7% above the Interest Rate in the event of certain defaults or events of nonpayment. SJE also received a warrant to purchase up to 36,000 shares of Ovation's common stock at $1.67 per share, which was exercisable until June 1, 2015, subject to adjustment. The warrant also provided certain registration rights to SJE with respect to the Warrant Shares. In August 2005, SJE converted the SJE Loan into equity as part of the Private Placement and received 36,000 shares of common stock and warrants to purchase 72,000 shares of common stock.

In the nine months ended September 30, 2005, we issued 87,000 shares of Series C Preferred Stock at $1.67 per share for proceeds of $120,000 and a note receivable in the amount of $25,000. The note receivable was collected in full. Holders of the Series C Preferred Stock received warrants to purchase 26,100 shares of Series C Preferred Stock at $1.67 per share. The warrants expire two years from the date of issuance. The fair value of the warrants was calculated using the Black-Scholes model, and as a result, an amount of $17,688 was allocated to the warrants and recorded as additional paid-in capital.

On September 2, 2005, we concluded the Private Placement transaction in which we sold a total of 1,319,400 shares of common stock and warrants to purchase 2,638,800 shares of common stock. The purchase price per share of common stock in the Private Placement was $1.67 and the total gross consideration amounts to $2,199,000. A total of 66,000 shares of common stock and warrants to purchase 132,000 shares of common stock were purchased in exchange for the cancellation of debt owed by Ovation to the various purchasers of these shares, in the total amount of $110,000. Pursuant to an agreement with GreenShift Corporation, one of the purchasers in the Private Placement, 600,000 shares of common stock and warrants to purchase 1,200,000 shares of common stock will be funded over a period of four months, ending on November 30, 2005. We recently agreed to accept the last installment of the purchase price from GreenShift by December 15, 2005. Under the terms of the Private Placement, for each share of common stock purchased by a purchaser, the purchaser received warrants to purchase two shares of common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. All the purchasers in the Private Placement elected to convert their warrants into common stock as part of the recapitalization approved by our stockholders on September 30, 2005. As of the date hereof, GreenShift Corporation has delivered to Ovation $750,000 of its investment and is therefore deemed the holder of 1,125,000 shares of common stock, including the 675,000 shares of common stock received upon conversion of the warrants as part of the recapitalization transaction.

On September 30, 2005, the Company held a special meeting of stockholders (the "Special Meeting").

At the Special Meeting, the conversion of the Series A Preferred Stock, Series B Preferred Stock, Series B-1 Preferred Stock and Series C Preferred Stock into common stock at the ratios set forth below was approved by the holders of each respective series voting separately (the "Common Stock Conversion").

      o Series A Preferred Stock into common stock at a ratio of five shares of preferred stock to seven shares of common stock;
      o Series B Preferred Stock into common stock at a ratio of five shares of preferred stock to six shares of common stock;
      o Series B-1 Preferred Stock into common stock at a ratio of five shares of preferred stock to six shares of common stock; and
      o Series C Preferred Stock into common stock at a ratio of five shares of preferred stock to eight shares of common stock.

Upon conversion of the Series A Preferred Stock, holders of the Series A Preferred Stock received an additional 301,332 shares of common stock as a result of anti-dilution protection applicable to the Series A Preferred Stock.

In connection with the Common Stock Conversion, the Company offered the holders of certain warrants the opportunity to exchange their warrants for common stock. Warrants to purchase shares of common stock were exchanged at a ratio of one warrant share to .75 shares of common stock. Warrants to purchase Series C Preferred Stock were exchanged at a ratio of one warrant share to one share of common stock.

As a result of the transactions described above, as of September 30, 2005, all classes of preferred stock converted into 5,105,366 shares of common stock and warrants to purchase 2,370,600 shares of common and preferred stock at prices between $1.67 and $2.00 were exchanged for 1,935,900 shares of common stock

The offer and sale of the Company's Series C Preferred Stock, shares of common stock issued as part of the Private Placement and the warrants issued in conjunction with the above offers and sales (collectively, the "Company Securities") were exempt from the registration requirements of Section 5 of the Securities Act, as amended, pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied on the following facts in determining that the offer and sale of the Company Securities qualified for the exemption provided by Rule 506:

      o The offer and sale satisfied the terms and conditions of Rule 501 and 502 under the Securities Act;
      o Pursuant to Rule 506 under the Securities Act, no more than 35 purchasers purchased our securities from us under the offer, as determined in accordance with Rule 501(e) under the Securities Act;
      o Each purchaser who was not an accredited investor, either alone or with a purchaser representative(s) had such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the Company reasonably believed immediately prior to making any sale that such purchaser satisfied the criteria described; and
      o The Company is not and has not been subject to any order, judgment or decree of any court of competent jurisdiction temporarily, preliminarily or permanently enjoining the Company for failure to comply with Rule 503 under the Securities Act.

The conversions of the Series A Preferred Stock, the Series B Preferred Stock, the Series B-1 Preferred Stock, the Series C Preferred Stock and the conversions of the warrants into common stock as part of the recapitalization transaction approved by our stockholders on September 30, 2005 were exempt from the registration requirements of Section 5 of the Securities Act, as amended, pursuant to Section 3(a)(9) of the Securities Act. The Company relied on the fact that such securities were exchanged by the Company with its existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As described under Item 2 above, the Company held a special meeting on September 30, 2005, in which the Common Stock Conversion was approved by the holders of each respective series of preferred shares voting separately. In addition, each of the following matters was approved at the Special Meeting by a vote of the holders of our common stock and preferred stock voting together:

      o Issuance of additional shares of common stock in order to effectuate the Common Stock Conversion;
      o     A three-for-one split of the common stock.
      o     Amendments to Ovation's certificate of incorporation to:

            o     effect the three-for-one stock split of the common stock;
            o reduce the par value of the common stock and the preferred stock to $0.01 per share;
            o eliminate the designation of the four series of preferred stock;
            o increase the authorized number of shares of common stock to 40,000,000 shares;
            o increase the authorized number of shares of preferred stock to 10,000,000 shares; and
            o     provide for undesignated shares of preferred stock.

The definitive proxy statement for the Special Meeting, as amended, was filed with the Securities and Exchange Commission on September 13, 2005 and is incorporated herein by reference.

All shares present at the Special Meeting, except for 30,000 shares of common stock that abstained, voted for the proposals brought for approval of the meeting, such that 480,000 shares of Series A Preferred Stock voted for the conversion of the Series A Preferred Stock and for the approval of the other proposals, 723,303 shares of Series B Preferred Stock voted for the conversion of the Series B Preferred Stock and for the approval of the other proposals, 348,000 shares of Series B-1 Preferred Stock voted for the conversion of the Series B-1 Preferred Stock and for the approval of the other proposals, 1,396,638 shares of Series C Preferred Stock voted for the conversion of the Series C Preferred Stock and for the approval of the other proposals, and 2,312,478 shares of common stock voted for the approval of all proposals brought for their approval.

ITEM 5. OTHER INFORMATION

On October 28, 2005, Ovation Products Corporation held its annual meeting of stockholders (the "Annual Meeting"). The definitive proxy statement for the Annual Meeting was filed with the Securities and Exchange Commission on September 30, 2005.

At the Annual Meeting, the shareholders adopted the following resolutions:

      o To re-elect William Zebuhr, Robert MacDonald, William Lockwood, Dr. Louis Padulo, Laurie Lewandowski, Nathan Fetting, Yiannis Monovoukas and Kevin Kreisler, who are currently serving as members of our board of directors, to serve until the next annual meeting of stockholders or until their successors are elected and qualified;
      o To ratify the appointment of Wolf & Company, P.C. as independent auditors of Ovation for the fiscal year ending December 31, 2005; and
      o To approve an increase of 1,500,000 shares in the number of shares of common stock that may be issued or delivered under our 1999 Stock Option Plan;

In November 2005, the Company and WMS agreed that all warrants held by WMS will be converted into shares of common stock for no additional consideration on a basis of 1.4 shares of common stock for each warrant share. As a result of this agreement, the Company will issue the Trustees of the Wilfred M. Sherman Revocable Trust - 2004 1,650,449 shares of common stock in exchange for 1,178,892 warrants. In addition, the parties agreed that in the event that the Company would like to exercise its right to further extend the maturity date of the WMS Loan, then in lieu of the warrants to purchase 150,000 shares issuable on each additional possible extension of the WMS Loan, the Company will grant WMS 210,000 shares of common stock for each extension (subject to adjustments).

Subsequent to September 30, 2005, the Company assembled the new version of its distiller which was designed to be the production version and a commercially-viable unit. As of the date of this filing, the new unit has been run for short intervals to test functioning and to produce distilled water. Finalizing the design for the next ten units will continue through the fourth quarter.

ITEM 6. EXHIBITS


Exhibits    Description
--------    -----------
 3.1        Third Amended and Restated Certificate of Incorporation of Ovation
            Products Corporation, dated September 30, 2005.(1)

 3.2        Amended and Restated Bylaws of Ovation Products Corporation.(7)

 4.1 Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.(2)

 4.2 Promissory Note issued pursuant to the Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.(2)

 4.3 Form of Warrant to purchase 216,000 shares of common stock pursuant to the Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.(2)

 4.4 Form of Warrant to purchase 512,892 shares of common stock pursuant to the Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.(2)

 4.5        Form of Warrant to purchase common stock. (2)

 4.6 Third Amended and Restated Investor Rights Agreement, dated as of June 30, 2004 by and between Ovation Products Corporation and the investors signatory thereto.(2)

 10.1       1999 Stock Option Plan.(2)

 10.2 Distribution Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc.(2)

 10.3 Strategic Alliance Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc.(2)

 10.4 License Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc.(2)

 10.5 Agreement dated as of October 13, 2001, between Ovation Products Corporation and Twain Associates, Inc.(2)

 10.6 Amendment to Agreement between Ovation Products Corporation and Twain Associates, Inc., dated April 4, 2003.(2)

 10.7 Distribution Agreement, dated as of December 16, 2002 between Ovation Products Corporation and Lancy Water Technology Limited.(3)

 10.8 Restated License Agreement dated as of June 30, 2004 between Ovation Products Corporation and WMS Family I LLC.(2)

 10.9 Agreement dated as of June 30, 2004 between Ovation Products Corporation and WMS Family I LLC.(2)

 10.10 Residential Lease dated as of October 1, 2004 between Ovation Products Corporation and William Zebuhr.(2)

 10.11 Amendment to Distribution Agreement dated January 27, 2005 between Ovation Products Corporation and Lancy Water Technology Limited. (3)

 10.12 Financial Advisory Agreement dated April 21, 2005 between Ardour Capital Investments LLC. (3)

 10.13 Employment Agreement by and between Ovation Products Corporation and Robert MacDonald, dated as of June 1, 2005.(4)

 10.14 Consulting Agreement dated as of July 7, 2005 between Ovation Products Corporation and Alexandros Partners LLC. (5)

 10.15 Purchase Agreement, executed August 6, 2005, between Ovation Products Corporation and GreenShift Corporation.(6)

 10.16 Letter Agreement, dated August 6, 2005, between Ovation Products Corporation and GreenShift Corporation.(6)

 10.17 Letter Agreement, dated August 8, 2005, between Ovation Products Corporation and INSEQ Corporation.(6)

 10.18 License Agreement, as of August 9, 2005, between Ovation Products Corporation and GreenShift Industrial Design Corporation.(6)

 31         Rule 13a-14(a)/15d-14(a) Certifications.

 32         Section 1350 Certifications.

------------------------

(1) Previously filed with the SEC on 10.6.2005 as an exhibit to Form 8-K (File No. 000-51145).

(2) Previously filed with the SEC on 2.1.2005 as an exhibit to Form 10-SB (File No. 000-51145).

(3) Previously filed with the SEC on 4.28.2005 as an exhibit to Form 10-SB/A (File No. 000-51145).

(4) Previously filed with the SEC on 6.6.2005 as an exhibit to Form 8-K (File No. 000-51145).

(5) Previously filed with the SEC on 8.2.2005 as an exhibit to Form 10-SB/A (File No. 000-51145).

(6) Previously filed with the SEC on 8.15.2005 as an exhibit to Form 10-QSB (File No. 000-51145).

(7) Previously filed with the SEC on 10.18.2005 as an exhibit to Form SB-2 (File No.333-129084).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Ovation Products Corporation




Date: November 14, 2005                  By: /s/ Robert R. MacDonald
                                             --------------------------------
                                         Name:  Robert R. MacDonald
                                         Title: Chief Executive Officer

EXHIBIT INDEX

Exhibits    Description
--------    -----------

 3.1 Third Amended and Restated Certificate of Incorporation of Ovation Products Corporation, dated September 30, 2005.(1)

 3.2        Amended and Restated Bylaws of Ovation Products Corporation.(7)

 4.1 Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.(2)

 4.2 Promissory Note issued pursuant to the Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.(2)

 4.3 Form of Warrant to purchase 216,000 shares of common stock pursuant to the Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.(2)

 4.4 Form of Warrant to purchase 512,892 shares of common stock pursuant to the Amended and Restated Debt Agreement, dated as of June 30, 2004, between Ovation Products Corporation and WMS Family I LLC.(2)

 4.5        Form of Warrant to purchase common stock. (2)

 4.6 Third Amended and Restated Investor Rights Agreement, dated as of June 30, 2004 by and between Ovation Products Corporation and the investors signatory thereto.(2)

 10.1       1999 Stock Option Plan.(2)

 10.2 Distribution Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc.(2)

 10.3 Strategic Alliance Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc.(2)

 10.4 License Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc.(2)

 10.5 Agreement dated as of October 13, 2001, between Ovation Products Corporation and Twain Associates, Inc.(2)

 10.6 Amendment to Agreement between Ovation Products Corporation and Twain Associates, Inc., dated April 4, 2003.(2)

 10.7 Distribution Agreement, dated as of December 16, 2002 between Ovation Products Corporation and Lancy Water Technology Limited.(3)

 10.8 Restated License Agreement dated as of June 30, 2004 between Ovation Products Corporation and WMS Family I LLC.(2)

 10.9 Agreement dated as of June 30, 2004 between Ovation Products Corporation and WMS Family I LLC.(2)

 10.10 Residential Lease dated as of October 1, 2004 between Ovation Products Corporation and William Zebuhr.(2)

 10.11 Amendment to Distribution Agreement dated January 27, 2005 between Ovation Products Corporation and Lancy Water Technology Limited. (3)

 10.12 Financial Advisory Agreement dated April 21, 2005 between Ardour Capital Investments LLC. (3)

 10.13 Employment Agreement by and between Ovation Products Corporation and Robert MacDonald, dated as of June 1, 2005.(4)

 10.14 Consulting Agreement dated as of July 7, 2005 between Ovation Products Corporation and Alexandros Partners LLC. (5)

 10.15 Purchase Agreement, executed August 6, 2005, between Ovation Products Corporation and GreenShift Corporation.(6)

 10.16 Letter Agreement, dated August 6, 2005, between Ovation Products Corporation and GreenShift Corporation.(6)

 10.17 Letter Agreement, dated August 8, 2005, between Ovation Products Corporation and INSEQ Corporation.(6)

 10.18 License Agreement, as of August 9, 2005, between Ovation Products Corporation and GreenShift Industrial Design Corporation.(6)

 31         Rule 13a-14(a)/15d-14(a) Certifications.

 32         Section 1350 Certifications.

------------------------

(1) Previously filed with the SEC on 10.6.2005 as an exhibit to Form 8-K (File No. 000-51145).

(2) Previously filed with the SEC on 2.1.2005 as an exhibit to Form 10-SB (File No. 000-51145).

(3) Previously filed with the SEC on 4.28.2005 as an exhibit to Form 10-SB/A (File No. 000-51145).

(4) Previously filed with the SEC on 6.6.2005 as an exhibit to Form 8-K (File No. 000-51145).

(5) Previously filed with the SEC on 8.2.2005 as an exhibit to Form 10-SB/A (File No. 000-51145).

(6) Previously filed with the SEC on 8.15.2005 as an exhibit to Form 10-QSB (File No. 000-51145).

(7) Previously filed with the SEC on 10.18.2005 as an exhibit to Form SB-2 (File No.333-129084).