Form 10KSB
period 2005-12-31
OVATION PRODUCTS CORP
filed 2006-03-31
CIK 1189528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    OF 1934

For the transition period from ___________ to __________
Commission file number 000-51145

                          OVATION PRODUCTS CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                Delaware                                      02-0510323
     (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or organization)                      Identification No.)

         395 East Dunstable Road                                 03062
          Nashua, New Hampshire                                (Zip Code)
  (Address of Principal Executive Officers)

                                 (603) 891-3224
                           (Issuer's Telephone Number)


Securities registered under Section 12(b) of the Exchange Act:
           Title of Each Class         Name of Each Exchange on Which Registered
                  N/A                                     N/A

Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.01 per share
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
                                                                  Yes [ ] No |X|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

State issuer's revenues for its most recent fiscal year.  None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $2,926,004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,632,018

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No |X|

                                TABLE OF CONTENTS

PART I   ....................................................................1

         Item 1.  Description of Business....................................1

         Item 2.  Description of Property....................................19

         Item 3.  Legal Proceedings..........................................19

         Item 4.  Submission of Matters to a Vote of Security Holders........19

PART II  ....................................................................20

         Item 5.  Market for Common Equity, Related Stockholder Matters and
                  Small Business Issuer Purchases of Equity Securities.......20

         Item 6.  Management's Discussion and Analysis or Plan of Operation..21

         Item 7.  Financial Statements.......................................27

         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................27

         Item 8A. Controls and Procedures....................................27

         Item 8B. Other Information..........................................28

PART III ....................................................................28

         Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance With Section 16(A) of the Exchange Act.28

         Item 10. Executive Compensation.....................................31

         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholders Matters................33

         Item 12. Certain Relationships and Related Transactions.............35

         Item 13. Exhibits and Reports on Form 8-K...........................40

         Item 14. Principal Accountant Fees and Services.....................42

PART FS  ....................................................................F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

      Ovation Products Corporation is a development stage company with patented technology for water treatment applications. Since inception in 1996, Ovation has been focused on research and development of its water distillation technology. Ovation believes there are various commercial applications for its water treatment technology, including applications for residential water cleaning, residential water recycling and small-volume industrial water cleaning, water recycling and waste water disposal. To date, Ovation has not commercialized any products and, consequently, has not generated any revenues from product sales.

      Ovation's technology involves new implementations of a proven water distillation process, vapor compression, to produce distilled water. Vapor compression distillation, or compression distillation, is a process in which vapor generated by the evaporation of incoming water is compressed, waste is discharged, and clean steam is then condensed to form distillate, or clean water. We believe that our technology improves upon this proven distillation process by making it more cost-effective and energy efficient and by enabling it to be conducted in a much smaller unit. Using our proprietary technology, we have developed a compact stand-alone distiller unit called the Clean Water Appliance. Water from a contaminated source, or contaminated water, flows into the Clean Water Appliance and is boiled to a steam through a series of heat exchangers. The steam is then compressed to a slightly higher temperature and run to an extractor that cools the steam down into clean water and re-collects 98% of the heat.

      To date, Ovation has produced only prototypes of its Clean Water Appliance for testing. In December 2003, we shipped a prototype Clean Water Appliance to the United States Army Natick Soldier Center for test evaluation in cleaning and recycling wash water in the field. We shipped an advanced, higher output prototype model to the Natick Soldier Center in late August 2004 for demonstration to the U.S. Army. Through December 2005, we shipped six first- and second-generation prototype Clean Water Appliances to a subsidiary of Norman Hay plc, Lancy Water Technologies Limited, or Lancy, in the United Kingdom, pursuant to a strategic distribution agreement, for evaluation of its effectiveness in cleaning industrial waste streams. Testing in the United Kingdom of these units and of a third-generation design still to be shipped is expected to be completed by December 2006. The field trials are supported by a grant from Carbon Trust, part of the United Kingdom Treasury Department involved in an effort to lower carbon waste in the atmosphere by reducing energy consumption.

      In November 2005, we assembled the new version of our distiller which was designed to be the production version of the Clean Water Appliance and a commercially-viable unit. In day long testing of the new distiller, a progressive series of adjustments increased the output flow of distilled water from 12 gallons per hour to 22 gallons per hour, which is in the targeted range of the new design and is a higher output than achieved from earlier designs that were more than twice the size and weight. The new unit is approximately three feet tall and one foot in diameter - about the size of a fire hydrant. The output water was tested and achieved the purity expected of distilled water. The unit used approximately 54 watt-hours of electricity per gallon of distilled water, and in subsequent testing Ovation achieved the design goal of 40 watt-hours per gallon, which translates into an electrical energy cost of approximately $0.004 per gallon. Since its initial testing, the new distiller has been run for several days at a time to test functioning and to produce distilled water. We anticipate that finalizing the design will continue through the first half of 2006 as parts are ordered for an initial pilot run of 11 units to be assembled in the second quarter of 2006 and tested by existing and prospective strategic partners. We expect the Clean Water Appliance to be in commercial production in the second half of 2006. However, any delays in our ability to secure funding will have a negative impact on the timeline to reach commercial production.

      We believe our distillation technology addresses some of the world's well-documented water problems. While distillation yields the purest, most consistent water available, distillation has been prohibitively expensive for small-scale, low-volume applications. Approximately the size of a fire hydrant, our Clean Water Appliance is designed with the home and small commercial markets in mind. Based on our ongoing testing of our prototype models, our product allows for distillation of contaminated water at an estimated electric power cost of approximately $0.004 per gallon. We anticipate that as a result of continuing design innovations and improvements, the Clean Water Appliance will have a manufacturing cost of less than $1,000 per unit and will distill 20 gallons per hour at an electric power cost of approximately $0.003 per gallon.

      Ovation does not anticipate selling its Clean Water Appliance product directly. We intend to work with participants in a number of industries who will integrate our product into a variety of appliances, products and services. As of the date hereof, we have entered into license and distribution agreements with several such participants, including S.J. Electro Systems, Inc., Lancy Water Technology Limited, Twain Associates, Inc., W.M.S. Enterprises and GreenShift Industrial Design Corporation.

      Ovation Products Corporation of New Hampshire ("Ovation NH") was founded in 1996 to pursue the potential commercialization in various water treatment applications of certain technology developed by the founders of Ovation NH. On September 22, 2000, the stockholders of Ovation NH voted to reorganize as Ovation Products Corporation, a Delaware corporation, and to dissolve Ovation NH.

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

      On January 20, 2006, we entered into a Senior Secured Convertible Note Purchase Agreement with Andlinger & Company, Inc. ("Andlinger"), pursuant to which we issued Andlinger a Senior Secured Convertible Promissory Note in the principal amount of $1.5 million (the "Note"). The Note, which matures on January 20, 2011 and accrues interest at an annual interest rate equal to 10% per annum, may be converted into shares of our common stock at the election of Andlinger, and shall automatically convert into shares of our common stock upon the consummation by Andlinger (or its affiliate) of an equity investment in our capital stock in an amount of at least $5 million (the "Subsequent Investment"). It is currently expected that the Subsequent Investment will be consummated within the next few weeks. Until the Note matures or converts pursuant to its terms, certain of Ovation's obligations to Andlinger are secured by a continuing security interest in all of Ovation's assets. We have used proceeds from the sale of the Note to repay our outstanding note to WMS Family I, LLC ("WMS"), a principal shareholder of ours and a party to several agreements with us. In connection with the sale of the Note, WMS has agreed to subordinate its security interest in Ovation's assets to the payment of all amounts due by us to Andlinger under the Note and related agreements.

      References to "we," "our," "us," "Ovation," and the "Company" refer to Ovation Products Corporation.

The Water Purification and Treatment Industry

      Due to the decline in water quality or access to potable water, several million people die every year from water contaminated by solvents, pesticides, industrial wastes, lead, and other pollutants. The World Health Organization estimates that, globally, nearly 3.5 billion people are without potable water or basic sanitation, and quantifies the costs associated with the problem at approximately $11.3 billion by 2015. While most of these deaths occur in developing countries, some also occur in industrialized countries.

      Within the United States, much of the population lives in metropolitan areas with established water and waste water systems in place. However, many of these existing, older water and waste water systems are in desperate need of repair. Industry consultants estimate that between 10% and 40% of water transported via the existing water systems is lost through leakage and inaccurate metering. Also, more individuals are moving to less developed areas with the most rapid population growth occurring in resource-constrained areas with underdeveloped and inadequate infrastructure. Compounding the strain is that many of the regions experiencing the rapid growth also have significant water scarcity issues.

      Additionally, various industries use significant amounts of water in the fabrication of products and the cooling/washing of equipment. Specifically in the semiconductor industry, approximately 2,800 to 3,200 gallons of water are required to make a single eight-inch wafer. These high-water demand industries are looking to cut costs by maintaining clean water in the process loop via water treatment systems that discharge a minimum amount of effluent.

      The overall result of the increasingly limited supply of drinking water, economic expansion, the increasing need for large quantities of purified water by commercial and industrial companies, heightened public health and safety concerns relating to drinking water, and the promulgation of stringent, complex, and costly governmental regulations is an increased demand on the water purification and treatment industry to develop efficient cost-effective water-treatment systems for various sectors of society. These sectors include the household, consumer, bottled water, commercial and industrial, municipal and waste water treatment markets.

      Household
      ---------

      The household market includes the sale or rental of water softening and conditioning equipment and other products installed at the point-of-entry to a residential water system, as well as point-of-use filtration systems designed to improve the quality of drinking water. Household point-of-entry and point-of-use water treatment systems are used to remove lead and other health-related contaminants, eliminate chlorine and unpleasant odors and tastes and soften hard water by removing minerals. Consumers' equipment needs vary by geographical region as a result of differing water qualities and problems. The market for such systems in the United States continues to grow in response to public concerns relating to the quality of drinking water.

      Consumer
      --------

      The consumer market consists of the sale through retail distribution channels of water purification and treatment systems, principally of point-of-use filtration systems designed to improve the quality of drinking water. The consumer market also includes the sale of point-of-entry and water softening equipment and systems through do-it-yourself retail distribution channels as well as the distribution of water filtration products by co-branding with appliance and other manufacturers for sale in the retail market.

      Bottled Water
      -------------

      The bottled water market consists of the production and sale of water in various sized containers through several channels of distribution. In some cases, bottled water is sold directly to residential and commercial customers, typically in five-gallon bottles that are delivered to the customer's location by the bottled water company. Bottled water is also sold on a retail basis, typically in grocery stores, convenience store chains and vending machines and usually in one-gallon and smaller containers. Because of growing consumer concern over the quality of water and its health effects, the bottled water market has grown substantially in recent years and is expected to continue to expand.

         Commercial and Industrial
         -------------------------

      The commercial and industrial market encompasses all equipment and products that treat water for commercial and industrial purposes. Improved or customized water, free of dissolved minerals and health-related contaminants, is an essential element in many products and manufacturing processes. The use of untreated water in commercial and industrial businesses may result in inconsistent product quality as well as diminished equipment performance which can lead to expensive maintenance or replacement costs. Consequently, manufacturers treat incoming water to maintain a consistently acceptable degree of water quality. In addition, advances in manufacturing technology in industries such as electronics and pharmaceuticals are dependent upon highly purified water.

         Municipal
         ---------

      Municipal and other governmental entities are often in need of water treatment systems to supply potable water to their residents. These systems are designed to chlorinate and remove contaminants from water supplies and to desalt brackish water and seawater. Public concern regarding the increasing scarcity of potable water as well as the quality of drinking water has resulted in municipalities seeking to improve the treatment and purification of public water supplies. In addition, requirements established by the EPA and other governmental bodies, including the Safe Drinking Water Act, have resulted in increasing governmental legislation, regulation and enforcement of strict standards for potable water, thereby contributing to the need for water treatment systems to serve the municipal market.

         Waste Water
         -----------

      The waste water treatment market involves the design, manufacture, installation, operation and servicing of systems to treat the outgoing waste water of industrial and commercial companies and municipalities. The growth of the waste water treatment market is attributable in large part to increased governmental regulation of the discharge of pollutants in waste water and the disposal of aqueous industrial waste, as well as heightened public awareness of, and concern regarding, the environment and industrial pollution.

Existing Technologies for Water Purification and Treatment

      As the demand for purified water continues to grow, companies in the water purification and treatment industry increasingly offer a wide variety of products and services designed to address the growing demand. Alternative technologies include reverse osmosis, filtration, ultra-violet treatment, ion-exchange filtration, and biological processes.

      Reverse Osmosis
      ---------------

      Reverse osmosis is a process that utilizes pressure to force water to pass through a semi-permeable membrane that rejects contaminants in the water. The product water passes through to a holding tank. The process is slow and may require professional installation. Additionally, it does not effectively reduce certain potentially harmful microorganisms and pollutants.

      Filtration
      ----------

      Filtration is a process typically used for separating solids from a liquid by means of a porous substance such as layers of an inert media (e.g. sand, gravel, ceramic, carbon) or a membrane. Although filters may remove some particulate matter and may improve the taste and odor of water, it does not effectively reduce certain potentially harmful microorganisms and pollutants.

      Ultra-Violet Treatment
      ----------------------

      Water passes through a chamber where it is exposed to ultra-violet radiation. This treatment is effective against many bacterial contaminants but is not effective in reducing certain potentially harmful microorganisms and pollutants.

      Ion Exchange Filtration
      -----------------------

      Water is passed through a cylinder containing thousands of small beads made of plastic resin. The chemical properties of the resin interact with the water, attracting contaminants onto the resin. Ion exchange is commonly used for water softening and the production of ultra-pure water required for use in such industries as the semiconductor industry.

      The alternative biological processes described below are solutions that require large structures in order to control effluent fluid while slow biological processes clean the liquid. Because of their large physical sizes and earthmoving requirements, we expect that the cost of each of these technologies will remain fairly static or increase over time. In addition, because these technologies rely on limited biological processes, the resulting effluent fluid will still contain certain potentially harmful microorganisms and pollutants.

      Aerobic Treatment Units
      -----------------------

      Aerobic treatment unit systems remove the effluent fluid from the septic tank and store it in an external tank for several days while continually bubbling air through the liquid. Aerobic biological processes reduce the number of microorganisms and remove most noxious organic chemicals from the effluent. The effluent fluid is then discharged. Depending on local regulations and geology, the effluent may be discharged into a leach field (areas where waste water is purified by percolation through the soil), used for controlled spray irrigation of non-edible plants or discharged into a sub-surface irrigation system.

      Mound Systems
      -------------

      Mound systems typically are designed, assembled, sold and installed by local contractors. They are a landscaped variation of a traditional septic system. In areas where the soil percolation is inadequate, the contractor builds a mound of gravel and topsoil, with the distribution pipes inside. The mounds work well, particularly in soil where high groundwater levels prevent the use of traditional leach fields. However, mound systems are expensive, with price primarily determined by the cost of transporting and filling large amounts of material.

      Sand or Peat Filters
      --------------------

      Sand and peat filter systems also are typically designed, assembled, sold and installed by local contractors. They consist of filter pits filled with special sand or peat. Effluent fluid from the septic tank is pumped to the filter pit. Effluent fluid from the filter normally flows to a subsurface absorption field. The cost of a sand or peat filter largely depends on the cost of transportation of suitable sand and the cost of local labor. In addition, in most regions, the sand filter system still requires a traditional leach field.

      Chamber Systems
      ---------------

      Chambers are large plastic structures that are installed in leach fields in place of normal distribution pipes and gravel. The chambers are long, half-cylinders with open bottoms and slotted sides. Septic effluent fluid flows into the chambers where the effluent fluid undergoes aerobic treatment and then leaches directly into the soil.

Market Opportunity

      The general population in developed countries, particularly within the United States, may have a strong reluctance to consume their own reclaimed water. The severity of clean water issues has not yet sharply affected the residential market, short of increased water prices and gradual migration from drinking tap water to bottled water. In light of these challenges, we are directing our immediate efforts towards more compelling and receptive markets, including underdeveloped countries and industrial and military applications. Because underdeveloped countries have little access to clean, potable water, and many of their citizens enjoy no separation between their drinking water, cooking water and waste water, we believe this market may be more receptive to using reclaimed water. In addition, the parts-washing and industrial cleaning industries present increasingly suitable markets due to their acute water volume requirements and waste production. Military applications also may provide a potential market, as field requirements dictate the need for extreme portability and efficiency. Reverse osmosis and various filter technologies are the competitive technologies for using reclaimed water.

      We believe that our Clean Water Appliance will remove more contaminants and be more consistent over time than reverse osmosis or filtration and will also discharge less waste water than reverse osmosis.

Ovation's Technology

      Our vapor compression-distillation technology uses a mechanical process similar to that used commercially in such diverse applications as desalination, dewatering of food products and chemical and petroleum refining. In a traditional vapor compression-distillation appliance, water from a contaminated source is vaporized on one side of a two-sided heat exchanger. The steam is then compressed with a compressor to a higher temperature and passed on to the other side of the heat exchanger, where it gives up its vaporization-related heat while condensing into pure water. Periodically, a concentrate of the contaminated mix is removed from the vaporizing side of the heat exchanger. A separate counter-flow heat exchanger cools the pure water as it leaves the unit and the heat is used to pre-heat the incoming water.

      Nearly all traditional vapor compression distillation applications involve very large-scale system designs that cannot be scaled down to smaller "appliance type" septic systems, as the operating costs associated with the centrifugal compressor make them impractical for installations that require only tens of gallons of distilled water a day. However, our distillation technology has allowed us to overcome these limitations and shrink the machinery required for vapor compression-distillation from several tons to a target of less than 100 pounds.

      Ovation's vapor compression distillation technology differs from traditional vapor compression technology in several ways. First, Ovation's technology is compact and integrated, which enables it to be insulated in a vacuum chamber that significantly reduces heat loss with minimal insulating material. Traditional systems generally are site built from off-the-shelf components that lack cost-reducing integration. Second, Ovation's patented rotary heat exchanger uses centrifugal action to distribute the contaminated water into very thin films allowing for small temperature differences across the heat exchange surface. By minimizing the overall temperature difference across the heat exchange surface, more of the heat of vaporization is captured for reuse to vaporize incoming water. In addition, the rotation produced by the rotary heat exchanger provides low cost pumping power to move the water, which aides in the distillation process. Traditional systems utilize heat transfer technology that requires higher temperature differences across the transfer surface, requiring additional compressor power and higher operating costs. Lastly Ovation's technology utilizes innovative heat transfer technology that maximizes surface area in a compact design while minimizing housing material, thus reducing cost and increasing efficiency.

      The Clean Water Appliance consists of an evaporator/condenser, counterflow heat exchanger, compressor, motor and controls, encased in a stainless steel housing containing a vacuum layer, like a thermos bottle. As illustrated below, the system works in seven simple mechanical steps in which contaminated water, at room temperature, is boiled into steam, which is then compressed and condensed into pure distilled water:

      Step One: Incoming room temperature contaminated water is heated to near the boiling point in a counterflow heat exchanger (1).

      Step Two: Volatile chemicals and gases dissolved in the water are evaporated and vented out (2) before entering the evaporator side (3) of the evaporator/condenser heat exchanger.

      Step Three: The degassed water enters the evaporator side (3) of the evaporator/condenser heat exchanger where it absorbs energy and changes from liquid to steam. As the steam is formed, contaminants in the remaining liquid are left behind (3A).

      Step Four: The clean steam is then compressed and heated in the compressor
      (4).

      Step Five: The clean, compressed steam then enters the condenser side (5) of the evaporator/condenser heat exchanger where it condenses and the heat energy released evaporates the incoming degassed water in Step Three.

      Step Six: As pure water emerges, heat is recaptured in the counterflow heat exchanger (6) to heat the new flow of incoming contaminated water in Step One.

      Step Seven: Dirty concentrate is continually discharged from the system. It exits through a separate portion of the counterflow heat exchanger (7), where its heat is also recaptured.

                             DISTILLER FLOW DIAGRAM
                          See Diagram in Exhibit 99.1

      In our distillers, the compressor, the rotary heat exchanger and all internal pumping are collectively powered by one motor. This motor provides all the energy to drive the system except for a small resistance heater used during initial start up and to maintain the temperature in standby mode. The entire unit is enclosed in a vacuum container, like a thermos, which serves to insulate the distiller. In addition, the processed distilled water is monitored constantly with an electrode to detect contamination. The rotary heat exchanger has been designed to permit the addition of an add-on device to allow for automatic mechanical scrubbing of the relevant surfaces to prevent scaling.

      We believe our distillation technology addresses some of the world's well-documented water problems. While distillation yields the purest, most consistent water available, it has been prohibitively expensive for small-scale, low-volume applications because of the amount of heat required to vaporize the water. Because vapor compression-distillation allows for the recovery of the heat of vaporization for reuse in evaporating incoming contaminated water, less external heat is required to distill water. This reduces the need for an external heat supply and results in lower operating costs.

      Small scale water purification systems utilizing reverse osmosis technology have a relatively low electric power cost of approximately $0.01 per gallon, but are limited in their ability to handle difficult water issues effectively without extensive and costly pre-filtration. Reverse osmosis also discards roughly 30% to 50% of the incoming water as contaminated back-flush, depending on incoming water quality. In contrast, small traditional evaporative distillers for home and office have an electric power cost of approximately $0.50 per gallon. Based on our ongoing testing of prototype models, our Clean Water Appliance allows for distillation of contaminated water at an estimated electric power cost of approximately $0.004 per gallon (based upon the cost of electricity at $0.10 per kilowatt hour to distill 1 gallon of water).

      Large vapor compression-distillation units have achieved operating costs of approximately $0.005 per gallon but, to date, have been available only for large commercial applications. Very large scale vapor compression systems used in desalination plants have approached Ovation's operating cost but have not been scaled down to reach similar efficiencies. Plain boil-and-condense systems without the advantages provided by vapor compression have electric power cost of $0.35 to $0.50 per gallon.

      Our lower electric power cost is a result of our patented technology, which enables the distilled water to exit the Clean Water Appliance at approximately room temperature, effectively conserving heat within the system and thereby reducing the need for an additional heat supply. About 98% of the heat of vaporization is recovered, making the system energy efficient and resulting in lowered operating costs. We anticipate that as a result of continuing design innovations and improvements, the Clean Water Appliance will have a manufacturing cost of less than $1,000 per unit and will distill 20 gallons per hour at an electric power cost of approximately $0.003 per gallon.

Our Product

      Our compact Clean Water Appliance may be operated either as a stand-alone unit or as an adjunct component of a partner's larger, overall system. Our initial customers are our strategic partners, who will incorporate our distillers into their larger water treatment solutions. They are partnering with us initially to test and evaluate our prototype units, and subsequently to promote, market, and distribute our distillers to their customers. We plan to sell the Clean Water Appliance to our partners at an initial price of $10,000 to $12,000, a price which we believe will decline once the mechanical components of the unit are commercially manufactured and supplied to us by a third party.

      The Clean Water Appliance is comparable in complexity to the core technology and mechanisms utilized by a washing machine or air conditioner. It consists of an evaporator/condenser, counterflow heat exchanger, compressor, motor and controls, encased in a stainless steel housing containing a vacuum layer, like a thermos bottle. We believe that, over time and with an increased operating history, our distillers will operate as reliably as those appliances, and can and will be manufactured on a cost-effective basis.

      In the Clean Water Appliance, we have redesigned and micro-sized traditional vapor compression-distillation technology into an apparatus the size of a fire hydrant that can be further reduced in size for use in a counter-top dispensing appliance. Our patented components and processes have enabled us to provide a distiller with features that we believe differentiate our product from those of our competitors:

      Compact design - due to our proprietary rotary heat exchanger design, we can provide a large surface area inside a relatively small chamber, as well as reduced manufacturing costs due to minimal material requirements.

      Lower cost of electrical input- the ability to take in poor quality water without pretreatment, the efficiency of our rotary heat exchanger design which recaptures and reuses heat generated in the process, and our vacuum insulation all translate into lower energy requirements for continuous operation, resulting in a decrease in the cost of electrical power required to produce one gallon of purified or distilled output water.

      Ease of use - the self-contained design includes an automated cleaning cycle which maintains the interior of the unit without unit downtime or user intervention. Unlike other water treatment processes, there are no filters to replace or maintenance requirements. Reverse osmosis technology may require professional installation, and the process is slow. Filtration units require periodic replacement of filters to ensure effective processing.

      In addition, we have received a patent covering application of any distillation technology for use with traditional septic systems and have patents pending for this technology for use with other applications. Based on our market knowledge, we believe that our distillers will result in the least energy consumption in watt hours per gallon of any commercially available distiller of any size.

Sales, Marketing and Manufacturing

      Currently, we do not anticipate selling stand-alone products which utilize our distillation technology to the public or as a stand-alone appliance. Instead, we anticipate working with participants in a number of industries who will integrate our distillation technology into a variety of appliances, products and services. We plan to design, market and manufacture different component distillers which utilize our core distillation technology and are built to meet specifications requested by our corporate partners. Because of our proprietary technology, we have been able to negotiate favorable licensing terms with corporate partners.

      Initially, we will subcontract the manufacturing of parts to metal extruding, spinning and stamping shops and to plastic injection molders, with assembly and testing of finished component distillers to be conducted in-house. See "Management's Discussion and Analysis or Plan of Operation - Plan of Operation." Once we are ready to commence full production of component distillers utilizing our distillation technology, we likely will engage one or more contract manufacturers to handle the manufacturing of our component distillers.

      On August 8, 2005, Ovation entered into a letter agreement with INSEQ Corporation, an affiliate corporation of GreenShift Corporation. The letter agreement provides, among other things, that in the event that we desire to contract with outside contractors to manufacture our Clean Water Appliances, our proprietary compact stand-alone distiller units, or certain components of our Clear Water Appliances, we will be required to engage INSEQ to manufacture the units or components if the terms of its proposal are at least as commercially favorable to us as any competing proposal we receive. The letter agreement further provides that INSEQ will provide us with certain prototype manufacturing services at cost. The right of first refusal granted to INSEQ will terminate on December 31, 2007.

      Septic Applications
      -------------------

      We are a party to a Strategic Alliance Agreement, dated December 29, 2000, with S. J. Electro Systems, Inc. ("SJE"), an international distributor of septic system components, to develop, market, sell and distribute septic appliances incorporating our distillation technology. As part of this alliance, we have granted SJE exclusive distribution rights in North America for our distillation products for use in traditional septic applications and, if the agreement relating to distribution rights is terminated, then an exclusive license to the intellectual property underlying our distillation technology for use in septic applications.

      SJE will be responsible for developing and maintaining marketing channels with respect to the use of our distillation technology in a variety of septic related applications. The overall marketing plan will be implemented in two phases: "Phase I - Controlled Product Introduction" and "Phase II - Full Commercial Rollout." Phase I will focus on the regulatory community as the prime customer. During Phase I, component distillers which utilize our distillation technology will be placed in formal regulatory approval programs in target markets. These programs generally take two to three years to obtain full approval. During the course of these processes, sales of units are generally permitted within specific operational and monitoring guidelines. See "- Regulation." During Phase I, SJE will work to develop a distribution network for component distillers that utilize our distillation technology. During Phase II, SJE will continue to develop a traditional distribution network, as well as a "utility" type network for addressing future regulatory concerns. SJE is awaiting the availability of the production version of component distillers incorporating our distillation technology to begin developing marketing channels. SJE will begin test marketing our Clean Water Appliance in Minnesota, Massachusetts and New Hampshire. See "Certain Relationships and Related Transactions." Due to cash constraints over the past few years, we have been unable to move into the first phase of our collaborative marketing plan.

      Industrial Waste Stream Applications
      ------------------------------------

      In December 2002, we signed a strategic distribution agreement with Lancy Water Technologies, a subsidiary of Norman Hay plc, for the distribution of Ovation distillers for three specific industrial waste stream applications. During late 2004 and 2005, we shipped four beta prototype units for testing and evaluation in reclaiming wastewater generated at Lancy's facilities in their casting impregnation and parts washing processes. Lancy provided us with ongoing statistical results from the testing which we used to calibrate and modify our technology for integration into our production design.

      We amended our agreement with Lancy in January 2005 and in March 2006, whereby, among other things, we agreed with Lancy that they will distribute Ovation distiller worldwide for only one industrial waste stream application, the material impregnation application. In addition, we granted Lancy distribution rights in the United Kingdom and Eire with respect to industrial applications of our distillers. Lancy will be responsible for promoting, marketing and selling our distillers in accordance with their distribution rights. The distiller for the material impregnation application will be marketed and sold under the name AquaStil 75. Under the amended agreement, Ovation will deliver 5 distillers to Lancy for evaluation and testing during 2006. Lancy will then have the option to either return the products to Ovation within 6 months of delivery or to pay Ovation $10,000 per distiller. Thereafter, Lancy may order distillers from Ovation in accordance with the terms of the agreement. With respect to the first 100 distillers ordered, Lancy will pay Ovation between $6,000 and $12,000 per distiller. Ovation will pay Lancy $200 for each distiller sold under Ovation's distribution agreement with WMS either for the impregnation application or in the United Kingdom and Eire for industrial applications. In addition, Ovation will pay Lancy a certain percentage of product revenues received from the sales of distillers by other distributors for industrial applications outside of the United Kingdom and Eire, as more fully described in the 2006 amendment to the agreement.

      Under the original terms of the agreement, Lancy initially ordered 10 distillers in consideration for $120,000. Lancy paid $80,000 of that amount in cash and $40,000 in shares of Lancy. However, we were not able to supply this order pursuant to the terms of the agreement. The 2006 amendment to our agreement provides that Ovation will pay Lancy $90,000, to return the deposit previously paid with respect to the products plus interest and to account for costs related to the reduction in distribution rights, and that Lancy will cancel the shares that it previously issued to Ovation. The 2006 amendment also provides for the issuance to Lancy of 150,000 shares of Ovation's common stock at par value and for no additional consideration.

      Military Applications
      ---------------------

      In December 2003, we shipped a prototype Clean Water Appliance to the United States Army Natick Soldier Center for test evaluation of its use in cleaning and recycling wash water in the field. We shipped an advanced, higher output prototype Clean Water Appliance to the Natick Soldier Center in late August 2004 for demonstration to the U.S. Army. In the evaluation, which took place in August 2004, three different treatment systems were tested during training exercises in Ft. Lee, Virginia. The systems were assessed on their ability to remove contaminants from sink water, otherwise known as greywater, as well as flow rate. Greywater typically is generated by field feeding operations, at the rate of hundreds of gallons per day. This waste water must be disposed of, and is typically collected in large tanks and removed from the site. Proper disposal presents economical and logistical problems, and improper disposal creates health and environment issues. If the water could be treated effectively, total water requirements would be lower as more was recovered, less water would require disposal thus reducing transport costs, and treated water could be disposed of to the ground. Flow rates were critical as the process would need to be completed in the periods between meals. Two types of systems were tested: ultrafiltration models in which water flows through a semi-permeable membrane, of which there were two companies represented, and micro-distillation, which was represented by the Ovation product. While all three products produced satisfactory results and were found to reduce the total suspended solids successfully to acceptable levels and provide optimal flow rates, the Ovation distiller was found to produce the cleanest water by removing the highest number of contaminants. It was also the only entrant to reduce biological oxygen demand levels below the acceptable level, signifying an acceptably-low level of biological and chemical matter in the distillate.

      Japan
      -----

      On October 13, 2001, we entered into an agreement with Twain Associates, Inc. ("Twain") for the purpose of developing and implementing a strategic plan to penetrate the Japanese market. Our initial agreement called for payments of a retainer fee as well as commissions (netted against the retainer) on sales in Japan, in the amount of 1% on all sales in Japan up to a total of $100,000,000 in sales, and a lesser percentage for sales beyond that amount. The monthly retainer fee will be net of commissions, and commissions higher than the monthly fee will carry forward into future periods. We have also agreed to pay Twain a one-time bonus of $1,000,000 if sales in any twelve-month period reach $100,000,000 and a one-time bonus of $5,000,000 if sales in any twelve-month period reach $500,000,000. On April 4, 2003 we and Twain amended our agreement. The amended agreement memorialized our agreement with Twain to discontinue the accrual of the retainer fee and any future retainer fees described above, acknowledged a $150,000 retainer owed to Twain to be paid down at a rate of $5,000 per month, and stipulated that the full amount would become payable on demand should two months elapse without payment. The amended agreement further provided that in the event of default in our retainer payment obligation to Twain, Twain will secure the right to license our distillation technology to any manufacturer for sales into Japan, the Republic of South Korea and other markets that may be mutually agreed to by Ovation and Twain. The retainer payment obligation was paid in full in January 2006. Progress on pursuing the Japanese market has been seriously constrained by our tenuous cash position over the past several years.

      Other Markets
      -------------

      We are also actively cultivating strategic relationships for additional applications and additional territories, including whole-house water treatment and additional industrial and commercial recycling equipment.

      Under a license agreement with WMS, we granted WMS a license to manufacture, use, market, distribute and/or sell a counter-top version of our Clean Water Appliance. The license agreement also grants WMS the right to sublicense the sale, distribution and manufacture of counter-top distillers that incorporate our distillation technology, subject only to our review and approval, which shall not be unreasonably withheld. The agreement provides exclusivity in the United States, Canada, and Mexico so long as WMS pays Ovation certain minimum royalties. In addition, WMS agrees to pay royalties to Ovation on product sales, subject to minimum royalty payments. Sales by sublicensees will render the same royalty payments as though the sales were made directly by WMS. In order to maintain the exclusivity of the license, WMS must pay Ovation minimum royalties equal to $50,000 for the first year of production and distribution, and amounts increasing $25,000 per year for each subsequent year up to a maximum of $200,000 per year. Should these royalties not be paid within 45 days of the end of each annual period, Ovation will have the option to convert the license to a non-exclusive status. Additionally, WMS will pay Ovation royalties as a percentage of total product sales, payable quarterly and based on total payments made to WMS by its customers. The royalty percentages are tiered based on sales volume; WMS will pay Ovation 6%, 5%, and 4% for the first $20 million, the next $50 million, and sales over $70 million, respectively, in sales per year. The quarterly royalty payments are due within 45 days of quarter-end, subject to termination of the license by Ovation if WMS fails to make a payment more than two times in one year. After an initial five-year term starting from the date of first commercial shipment, the license will be automatically renewed annually thereafter, and may be terminated upon six months written notice by Ovation if WMS fails to attain certain sales targets or royalty levels, or by WMS if the license is rendered non-exclusive. WMS had the right to terminate the license prior to December 31, 2005, in which case, it would have been entitled to receive a warrant to purchase 90,000 shares of our common stock at an exercise price of $1.67 per share. WMS did not exercise its right to terminate the license. Should Ovation provide licensing to any other third party during the term of the license, it will be deemed to have provided WMS a like license, except that WMS would not be obligated to pay any engineering or reimbursement costs that the original license may contemplate.

      The WMS license agreement states that Ovation will use its best efforts, within the context of its financing, to finalize and develop technology for a counter-top distiller using its most current technology to allow WMS to initiate manufacturing, engineering and testing of a counter-top unit. We have done preliminary work on the design of a counter-top distiller, but are not actively developing the counter-top unit due to financing limitations.

      We have also entered into a distribution agreement with WMS which provides for the supply of product by Ovation at a rate at least as favorable as the best discount rate offered by Ovation to any of its customers. The distribution agreement will run for an initial five-year term commencing on the date of the first product manufacture. Thereafter, the distribution agreement will be renewable for three successive five-year periods unless terminated at the sole discretion of WMS prior to the end of the then-current period.

      On August 9, 2005, we entered into a license agreement with GreenShift Industrial Design Corporation ("GreenShift Industrial"), a wholly-owned subsidiary of GreenShift Corporation. GreenShift Industrial focuses on the engineering and marketing of environmentally sensitive innovations and processes that enhance manufacturing efficiencies, improve resource utilization and minimize waste. Under the license agreement, we agreed to grant GreenShift Industrial certain exclusive and non-exclusive licenses to use our new patented and patent-pending implementations of a vapor compression water distillate process and our Clean Water Appliance (the "Technology") for certain applications of GreenShift Industrial identified in the agreement, including various waste applications, survival gear, fuel cells, ocean exploration and space exploration. Pursuant to the license agreement, GreenShift Industrial may develop, invent, make or have made, use, promote, distribute, sell and sublicense the Technology and any development or improvements thereto for the applications detailed in the agreement. The right to sublicense the Technology is limited to sublicenses to "portfolio companies" and affiliates of GreenShift Corporation and only for so long as they remain portfolio companies and affiliates. The term "portfolio companies" is defined in the license agreement to include GreenShift Corporation and any company in which GreenShift Industrial or GreenShift Corporation owns more than 15% of the outstanding equity interests. In addition, we have retained the right to directly sell products and/or provide services to third parties for the applications of GreenShift Industrial that are subject to the exclusive license, and we may enter into certain license or distribution agreements with third parties in connection with these applications, provided that in both cases, we will pay GreenShift Industrial royalty fees.

      In consideration of the licenses granted, GreenShift Industrial agreed to pay Ovation a royalty fee equal to 1% of service revenues or product sale revenues, or 20% of license revenue deriving from the use or license by GreenShift Industrial of the Technology and any development of and improvements to the Technology. The license agreement further provides for an additional license fee if GreenShift Industrial manufactures related equipment at its own expense. We also have a right of first refusal to engineer units based on the licenses for GreenShift Industrial. GreenShift Industrial is obligated to remit royalty fees under the agreement when cash flow permits but no less frequently than annually. The license agreement has a five year term unless terminated earlier pursuant to its terms, including at any time at the sole discretion of GreenShift Industrial. Ovation may terminate the license with respect to each application of GreenShift Industrial set forth in the agreement, upon at least 90 days prior notice, if during 2008 or any year thereafter GreenShift fails to generate more than $100,000 in revenue from such application deriving from the use of the Technology.

Research and Development

      We currently have six employees engaged in engineering, and have several consultants advising us in engineering design. We have initiated a program of in-house testing, which includes overstress testing and life-testing components and systems. During the last two fiscal years ended December 31, 2005 and 2004, we spent an aggregate of $2,152,832 in research and development.

      In addition, we are actively taking steps to protect the intellectual property associated with our business. We have filed twenty U.S. patents and abandoned six as of the date of this annual report on Form 10-KSB; and we expect to file additional applications with the U.S. Patent and Trademark Office. Our patents pertain primarily to the description of our heat exchanger and system hardware designs, and the manner in which the elements of our system work together. Some of our patented materials pertain to technology that may be utilized in future design enhancements of our products. Generally, our proprietary technology provides for features that allow for reduced element and unit size and increased cost-effectiveness. To date, we have been granted eleven U.S. patents. All of our patents have 20 year terms and expire at various dates from 2018 through 2021.

Regulation

      Regulations governing the disposal of industrial waste streams vary from country to country and, in the United States, from state to state. However if the applicable water quality standards are met, efficient disposal can generally take place without penalty. The responsibility for compliance with all applicable environmental regulations will fall upon the developers and manufacturers of the various products that will incorporate and utilize our distillation technology.

      In the United States, the sale and provision of on-site commercial and residential waste water treatment devices is regulated at the state level through product registration, advertising restrictions, water testing, product disclosure and other regulations specific to the water treatment industry. In addition, municipal governments such as cities and counties frequently can require more stringent regulation. The United States Environmental Protection Agency is generally not involved in the regulation of waste water treatment devices with flow rates under 1,000 gallons per day. There has been a growing awareness at the state and municipal government level of the local pollution problems associated by traditional leach fields, as well as the significant cost to repair or build traditional leach fields. In response to these problems, almost all states have developed special programs for speeding the adoption of new technologies for the treatment of on-site residential waste water. The classifications and definitions vary, but the general concepts are widely shared. States generally place new technologies into three broad categories:

      o Experimental technologies - those which have no track record in the state. With local approval, small numbers of experimental systems can be installed in difficult circumstances, such as in the case of a failed system that cannot be repaired. The experimental systems must be monitored for some period of time, typically six months to a year.

      o Innovative technologies - those which have been used successfully in the state, but have not yet been formally approved by the regulatory authorities. After a period of systematic monitoring, an experimental technology can progress to being considered innovative and additional systems can be installed, even in sites where there may be a viable alternative. There is generally a great deal of local latitude in acceptance decisions about innovative technologies.

      o Alternative systems - after more experience, a system incorporating innovative technology may be approved by the regulatory authorities. Once so approved, any system other than a traditional leach field is considered an alternative system. Local regulators can still prevent their use, but most local regulators accept systems approved by their state as alternative systems.

      At the present time, Ovation falls under the first category, that of experimental technologies. We are unlikely to be considered for a broad-scale deployment in the absence of a historical record. We have had little exposure in commercial applications, and will find the easiest introduction of our distiller into a situation that has already proven difficult to resolve. Our participation in the U.S. Army evaluation of treating waste water in the field is an excellent example of this type of application, and we will continue to pursue similar opportunities.

      We anticipate that the output in most industrial applications of our distillation technology will be recycled back into the process and only a small amount of concentrated material removed from the effluent will be hauled away for disposal at an approved facility. Because the Clean Water Appliance keeps the contaminated water boiling at all times, we believe what byproducts are left from our distiller, in the vast majority of cases, will be inert and not contain hazardous materials. The possible exception is that of industrial waste streams that may gain greater toxicity resulting from concentration in solution as more water is removed from the discharge. Our preliminary customers are integrators of our distillers, and we expect to work with them closely regarding waste disposal requirements. Our primary partner in the United States septic market is a major manufacturer in the onsite and municipal waste water treatment business. Their understanding of the regulatory approval process and relationships will facilitate approvals and acceptance of our distiller. Similarly, the partners we have paired with internationally are knowledgeable in the regulatory environments of the countries they represent, and we anticipate their counsel in navigating new geographical markets.

Employees

      We currently have nine full time employees and two consultants. As of December 31, 2005, we had ten full time employees and one part time employee, as well as two consultants. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

RISK FACTORS

      The following risk factors should be considered carefully in addition to the other information contained in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical facts, regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, and plans and objectives of management are forward-looking statements. The words "anticipates," "believes," estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of historical fact included in this annual report and the exhibits hereto are forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this annual report that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this annual report. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer.

We are at an early stage of development, and we may never attain product sales.

      We are a development stage company incorporated in 1996 with a limited operating history. To date, we have engaged primarily in developing our technology and business plan, and marketing our business plan to potential customers. We have not commercialized any products. Accordingly, we have a very limited history and no actual operations on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and evolving markets such as ours. The risks include, but are not limited to, an unproven and currently undeveloped product, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, implement and successfully execute our business and marketing strategy, develop our technology, develop and implement financial and other business systems, respond to competitive developments, and attract, retain and motivate qualified personnel.

      Most of our resources have been dedicated to the development of our proprietary distillation technology. Any technologies we discover will require extensive and costly development, testing and trials prior to seeking regulatory approval for commercial sales. Our most advanced product, the Clean Water Appliance, is a prototype and may never be approved for commercial sales. The time required to attain product sales and profitability is lengthy and highly uncertain and we cannot assure you that we will be able to achieve or maintain product sales.

We have incurred losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

      We are a development stage company with a limited operating history. To date, we have been focused on research and development. We have financed all of our operations by selling our securities. We have produced and distributed prototypes of our Clean Water Appliance for testing. We intend to continue devoting additional funds to research and development and do not anticipate that we will generate any significant revenues in the near future. We cannot assure you that manufacture and commercialization of our product will be successful. Until our products are commercialized and accepted, we expect to continue to incur significant and increasing operating losses for the foreseeable future. We cannot assure you that we will be successful in addressing the risks we may encounter or whether we will ever become profitable.

We may not be able to continue as a going concern unless we raise additional funds.

      Wolf & Company, P.C., our independent registered public accounting firm, have included a going concern modification in their audit report on our financial statements for the years ended December 31, 2004 and 2005.

      We are assessing our ability to raise additional capital through equity offerings, strategic alliances and other financing vehicles, but we cannot assure you that sufficient funds will be available to us on terms that we deem acceptable, if they are available at all. The inclusion of a going concern modification in Wolf & Company, P.C.'s audit report may materially and adversely affect the price of our common stock and our ability to raise new capital.

      Our financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not made any adjustments to our financial statements as a result of the going concern report. If we cannot continue as a going concern, we may have to liquidate our assets and we may receive significantly less than the values at which they are carried on our financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts that holders of our common stock could receive in liquidation.

Certain of our obligations are secured by continuing security interests over all of our assets, including our intellectual property.

      On January 20, 2006, we entered into a Senior Secured Convertible Note Purchase Agreement with Andlinger, pursuant to which we issued Andlinger a Note in the principal amount of $1.5 million. Upon the occurrence of an "Event of Default" (as defined in the Note), the principal amount of the Note and accrued and unpaid interest thereon may become immediately due and payable by Ovation. Certain obligations of Ovation under the Note are secured by a continuing security interest over all of our assets, including our intellectual property. In the event of default we will not have sufficient cash on hand to repay the Note, in which case Andlinger will be entitled to exercise its rights as a secured party, including, to take possession over our assets and sell, lease or transfer them at such prices or terms as it may deem reasonable. In such an event, our ability to continue operations will be materially impaired. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

      In addition, in 1997 we granted WMS a continuing security interest in our assets in order to secure our obligations under a debt instrument and certain other agreements with WMS. In connection with the transactions under the Note, WMS has agreed to subordinate its security interest in Ovation's assets under the 1997 security agreement to the payment of all amounts due by Ovation to Andlinger under the Note. Although we have repaid our debt to WMS in full, our obligations under the other agreements with WMS are still secured and there may be instances where WMS may be able to exercise rights as a secured party.

Raising additional funds by issuing securities or through collaboration and licensing arrangements may cause dilution to existing stockholders or require us to relinquish rights to our technologies.

      In 2005, we anticipated that we would need to raise up to $5,000,000 in order to begin full production and commercialization of components utilizing our distillation technology, and in order to meet our operating expenses and capital requirements through December 2006. From June 1, 2005 through the present, we have only raised approximately $3,699,000 of the $5,000,000 needed. We currently expect to raise an additional $6.5 million as part of the Subsequent Investment with Andlinger. As a result of delays in raising our needed capital during 2005, additional fund raising expenses and budget discussions with Andlinger, we have revised our operating plan such that our capital requirements are currently expected to amount to $7 million through December 2006. The closing of the Subsequent Investment by Andlinger is conditioned, among other things, upon agreements currently negotiated with third parties and there can be no assurance that the Subsequent Investment will be consummated or that alternative funding will be available. In addition, our cash needs may vary significantly from our projected needs if we expend more cash than anticipated in development, marketing or other operations, or if market conditions require a more rapid, expanded roll out of component distillers that utilize our distillation technology. If our estimates as to future cash needs are wrong, we may need to raise additional capital sooner than expected. We cannot assure you that our estimates regarding our cash needs will prove accurate, that we will be able to secure required additional financing if needed, or that additional financing, if obtained, will be on favorable or acceptable terms. We may raise additional funds through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent we raise additional capital through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms not favorable to us. If we are unable to obtain additional financing when needed, we would be required to significantly scale back development plans and, depending upon cash flow from our existing business, reduce the scope of our operations or cease operations entirely.

We depend on the commercial success of our Clean Water Appliance and we cannot be certain that our Clean Water Appliance will be commercialized.

      Our most advanced product, the Clean Water Appliance, is the only product that is being developed by us that is being tested. We have expended significant time, money and effort in the development of the prototype of the Clean Water Appliance and we will have to spend considerable additional time, money and effort before seeking regulatory approval to market this product. Our business prospects depend primarily on our ability to successfully complete testing, obtain required regulatory approvals and successfully commercialize the Clean Water Appliance. If we fail to commercialize the Clean Water Appliance, we may be unable to generate sufficient revenues to attain profitability and our reputation in the industry and in the investment community would likely be significantly damaged, each of which would cause our stock price to decrease.

If we successfully develop the Clean Water Appliance but it does not achieve and maintain market acceptance, our business will not be profitable.

      Even if our current product appears promising at commercial launch, it may not achieve market acceptance at a level necessary to enable production at a reasonable cost, to support the required sales and marketing effort, to effectively service and maintain, and to support continuing research and development costs. In addition, our product may:

      o     be difficult or overly expensive to produce;

      o fail to achieve performance and reliability levels expected by customers;

      o have a price level that is unacceptable in our targeted industries; or

      o be precluded from commercialization by the proprietary rights of others or other competitive forces.

      We cannot assure you that we will be able to successfully manufacture and market our product on a timely basis, achieve anticipated performance levels or throughputs, gain and maintain industry acceptance of our products or develop a profitable business. The failure to achieve any of these objectives would have a material adverse effect on our business, financial condition and results of operations.

      In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if:

      o new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete; or

      o     unforeseen complications arise with respect to use of our products.

We do not have the ability to manufacture our product on a commercial scale and will need to rely on third-party manufacturers and other third parties for production of our products, and our dependence on these manufacturers may impair the development of our product candidates.

      Currently, we do not have the ability internally to manufacture our product on a commercial scale. We are in the process of identifying manufacturers for long-term supply contracts of components and subassemblies of our product. There are several potential manufacturers capable of manufacturing components and subassemblies for the Clean Water Appliance. There can be no assurance that we will be able to successfully negotiate long-term agreements with any of such potential manufacturers at a reasonable price and on other acceptable terms.

      If our third-party manufacturers fail to deliver our products on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay, suspend or otherwise discontinue development and production of our product. While we may be able to identify replacement third-party manufacturers or develop our own manufacturing capabilities for our product, this process would likely cause a delay in the availability of our product and an increase in costs. We may also be required to enter into long-term manufacturing agreements that contain exclusivity provisions and/or substantial termination penalties. In addition, third-party manufacturers may have a limited number of facilities in which our product can be produced, and any interruption of the operation of those facilities due to events such as equipment malfunction or failure or damage to the facility by natural disasters could result in the cancellation of shipments, loss of product in the manufacturing process or a shortfall in available product.

      We also depend on outside vendors for the supply of the raw materials used to produce our product. Although we believe there are numerous third-party suppliers available, if our current third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials and we were unable to contract on acceptable terms for these raw materials with alternative suppliers, our ability to have our product manufactured would be adversely affected.

We may face delays in developing and commercializing our products.

      Our success depends in large part on our ability to engineer and develop our products. The following circumstances, among others, may lead to a significant delay in product development:

      o our inability to hire or retain skilled internal technical developers and technicians to develop, maintain and enhance our products;

      o unforeseen technical or development issues not currently anticipated in our business plan;

      o unanticipated product requirements requested by vendors, consumer or regulators; and

      o our inability to develop, in a cost-effective manner, the unique product(s) envisioned in our business plan.

      If we are unable to develop our products quickly, it will have a material adverse effect on our business, prospects, financial condition and results of operations.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

      We will need to continue to expand our operations rapidly if we achieve market acceptance for our products. Difficulties in managing any future growth could have a significant negative impact on our business operations, increase our costs and make it more difficult for us to achieve profitability. We may not be able to project the rate or timing of increases in the use of our products accurately or to expand and upgrade our production schedules to accommodate these increases. Our future results of operations will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems in response to our anticipated rapid growth. We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our financial results.

If we fail to attract and keep senior management and key scientific and operating personnel, we may be unable to successfully develop and commercialize our technologies and products.

      Our success depends in large part upon our ability to attract and retain key management and operating personnel. We are highly dependent upon the services of William Zebuhr, our founder, Chief Technology Officer and Chairman, Robert MacDonald, our Chief Executive Officer, and William Lockwood, our President, Chief Operating Officer, Secretary and Treasurer. We do not have employment contracts with Mr. Zebuhr or Mr. Lockwood. The loss of the services of any of these individuals would likely have a material adverse effect on our business and prospects.

      Qualified individuals are in high demand and are often subject to competing offers. We will need to hire, train and motivate additional skilled personnel to a large number of positions especially in technical, consulting and sales functions. We cannot be certain that we will be able to attract and retain the qualified personnel we need for our business. If we lose the services of one or more members of our current management team or we are unable to hire additional personnel as needed, it would likely have a material adverse effect on our business.

      During the first quarter of 2005, several of our executive officers, including our founder and former CEO and our President and COO, elected to continue working without pay or at reduced salary payments, deferring their salaries until the Company secured further investment. We resumed payment of salaries to these officers in June 2005. The salary of Mr. MacDonald, our CEO, accrued from his start date with us on June 1, 2005 through July 31, 2005. The accrued salaries were subsequently paid in 2005. Several of our officers and our office manager received cash payouts in exchange for vacation accruals and subsequently invested this cash in shares of our common stock and warrants as part of the private placement that we completed in September 2005.

We may be required to pay marketing royalties to third parties.

      In connection with our renegotiation of a prior loan financing in 2004, we granted certain marketing rights to WMS. Under this arrangement, WMS is entitled to exclusive marketing rights to a counter-top distiller designed for residential use in the United States, Canada and Mexico and non-exclusive marketing rights to any other commercial application or use of our distillation technology in the rest of the world. Currently, we do not have plans to manufacture a counter-top distiller designed for residential use; however, if we do, we would be required to use WMS or negotiate a new arrangement with them. Moreover, we have agreed to grant WMS an exclusive license for the development, manufacture, sale and distribution of products based on our technology that are not pursued by us or our partners and are conceived by WMS or its designee. Because WMS still holds a non-exclusive marketing right for other products we may sell which is subject to certain minimum requirements by WMS, we may be limited in our ability to grant exclusive rights to other third parties for such products or may have to pay WMS royalties on such products in order to grant exclusive rights to third parties.

      In addition, in August 2005 we granted GreenShift Industrial certain exclusive and non-exclusive licenses to use our technology for specified applications. With respect to products or services relating to the applications for which exclusive license was granted, we will be required to pay royalty fees to GreenShift Industrial if we desire to directly sell products to third parties or to enter into certain license or distribution agreements with third parties.

      We have also granted certain exclusive rights under our agreements with S.J. Electro Systems, Inc. and Lancy, which will restrict our ability to transact with other parties with respect to the applications subject to these agreements.

Our plan to use collaborations to leverage our capabilities may not be successful.

      As part of our business strategy, we have entered into and intend to enter into arrangements with strategic partners to develop and commercialize our product. For our collaboration efforts to be successful, we must identify partners whose competencies complement ours. We must also successfully enter into collaboration agreements with them on terms attractive to us and integrate and coordinate their resources and capabilities with our own. We may be unsuccessful in entering into collaboration agreements with acceptable partners or negotiating favorable terms in these agreements. In addition, we may face a disadvantage in seeking to enter into or negotiating collaborations with potential partners because other potential collaborators may have greater management and financial resources than we do. Also, we may be unsuccessful in integrating the resources or capabilities of these collaborators. In addition, our collaborators may prove difficult to work with or less skilled than we originally expected. If we are unsuccessful in our collaborative efforts, our ability to develop and market our product could be severely limited.

If our competitors are better able to develop and market products that are more effective than our products, our commercial opportunity will be reduced or eliminated.

      Currently we face competition from other companies that provide alternative technology water purification products, distillation products and other services similar to ours. Companies in the water purification and wastewater treatment industries include such names as General Electric, ITT, Culligan and US Filter as well as many other lesser-known companies. Although we believe that our products and technology have advantages over other products in our industry, our competitors may be more successful at developing and marketing their products. Many of our potential competitors have longer operating histories, large customer bases, greater brand recognition and significantly greater financial, marketing and other resources. Certain of our potential competitors may be able to devote greater resources to marketing, adopt more aggressive pricing policies and devote substantially more resources to developing their products. We may be unable to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business.

Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection.

      We intend to rely upon patent protection where available to protect our proprietary technology. To date, we have been granted eleven U.S. patents and have three additional U.S. patent applications pending, and we expect to file additional applications with the U.S. Patent and Trademark Office. However, we still remain vulnerable to competitors who attempt to imitate our products.

      Patents from pending patent applications or from future patent applications may never be issued, or the scope of any patent protection may not exclude competitors or may not provide competitive advantages to us. If our issued patents are challenged or others claim rights in or ownership of our patents and other proprietary rights, our patents may not be held valid. Moreover, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

      We may become subject to patent infringement claims or litigation in a court of law or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions or an opposition to a patent grant in a foreign jurisdiction. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty, may also be necessary to enforce our patent or other intellectual property rights or to determine the scope and validity of other parties' proprietary rights. We may not have the financial resources to defend our patents from infringement or claims of invalidity. An adverse determination in any litigation could subject us to significant liabilities to third parties, require us to seek licenses from or pay royalties to third parties or prevent us from manufacturing, selling or using our proposed products, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

      In addition to patents, we rely on trade secrets and proprietary knowledge, which we seek to protect, in part, through appropriate confidentiality and proprietary information agreements. Our proprietary information or confidentiality agreements with employees, consultants and others may be breached, or we may not have adequate remedies for any breach or our trade secrets may otherwise become known to or independently developed by competitors.

Products which incorporate our distillation technology will be subject to extensive regulation, which can be costly and time-consuming and could subject our corporate partners to unanticipated delays or prevent them from obtaining the required approvals to commercialize our products.

      Before our corporate partners can market and sell products which incorporate our distillation technology in the United States and abroad, extensive regulatory testing, inspection and approvals may be required. The regulatory process can be costly and time consuming. The responsibility for compliance with all applicable environmental regulations will fall upon the developers and manufacturers of the various products that will incorporate and utilize our distillation technology.

      Products which incorporate our distillation technology may not receive necessary regulatory approval. Even if these products receive approval, the approval process might delay marketing and sale of products which incorporate our distillation technology, which may lead to a failure to meet our sales projections.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit commercialization of our products.

      We face an inherent business risk of exposure to product liability claims in the event that an individual who consumes water distilled by our products becomes ill or dies due to failure of our products to function properly. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

      o     decreased demand for our products;

      o     injury to our reputation;

      o     costs of related litigation;

      o     substantial monetary awards to plaintiffs;

      o     loss of revenues; and

      o     the inability to commercialize our technologies.

      We currently carry no product liability insurance. Although we expect to obtain product liability insurance coverage in connection with the commercialization of our products, such insurance may not be available on commercially reasonable terms or at all, or such insurance, even if obtained, may not adequately cover any product liability claim. A product liability or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our business and prospects.

We will be subject to laws, regulations and other procedures with respect to government procurement.

      Because we plan to sell our products to government agencies, we will be subject to laws, regulations and other procedures that govern procurement and contract implementation by those agencies. These agencies are likely to impose vendor qualification requirements, such as requirements with respect to financial condition, insurance and history. We have limited experience with government procurement and cannot assure you that we will be able to meet existing or future procurements laws, regulations and procedures or that we will be able to qualify as a vendor. Some procurement processes could involve an extensive period of product evaluation, including evaluation by the public. Compliance with government procurement and qualification requirements could significantly delay sales of our products. Delays could also occur due to protests of bid specifications or challenges to contract awards. If we fail to comply with an agency's procurement or vendor qualification requirements or procedures, we will be unable to market and sell our products to that agency. Government agencies may also impose contractual terms and conditions, such as warranty, termination and indemnification provisions, that are unfavorable to us.

The ownership interests of our officers, directors and largest stockholders could conflict with the interests of our other stockholders.

      Our officers and members of our board of directors, including the members affiliated with S. J. Electro Systems, Inc., own approximately 30.8% of our outstanding common stock on a fully-diluted basis. Therefore, such persons are able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these persons may not always coincide with our interests or the interests of other stockholders.

There is no public market for our outstanding securities.

      There is presently no public market for our outstanding securities. Realization of any gains on an investment in our Company will be principally dependent upon our ability to effectuate one or more liquidity-providing transactions.

We currently do not intend to develop a public market for our outstanding securities and are in breach under agreements with several shareholders that provide for registration rights.

      We expect that under the terms of the Subsequent Investment by Andlinger, we will be required to terminate the registration of our common stock under the Securities Exchange Act of 1934 (the "Exchange Act") and to withdraw our pre-effective resale registration statement on Form SB-2 currently on file with the Securities and Exchange Commission (the "Registration Statement"). We have filed the Registration Statement in order to comply with the provisions of the purchase agreements entered into in connection with our September 2005 private placement. In anticipation of the Subsequent Investment, we have requested the parties to these purchase agreements to waive and amend their registration rights thereunder. As of the date hereof, shareholders who purchased approximately 75% of the September 2005 private placement offering have waived and amended their rights as requested. However, the Company has breached its obligations to register the shares under purchase agreements with shareholders who have not waived and amended their registration rights thereunder. Several of these shareholders have threatened to sue the Company for such breach. We cannot predict whether these threats will materialize or what will be their effect.

We have no intention of paying dividends.

      We have never paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

      Our main facility is located in Nashua, New Hampshire and consists of 3,000 square feet of combined laboratory, research and development, prototype manufacturing and office space. We also rent an additional 1,950 square feet of manufacturing space in Nashua, New Hampshire. Our main facility is leased from William Zebuhr, our Chief Technology Officer, Chairman, prior Chief Executive Officer and a member of our board of directors, at a rate of $2,500 per month. See "Certain Relationships and Related Transactions." The manufacturing space, which was rented commencing in November 2003 for a monthly rate of $700, is rented on a month-to-month basis. We believe that our leased facilities are being fully utilized and are appropriate and adequate for our immediate needs. The main facility lease expires in May 2006. We plan to move to a larger space that better accommodates our future manufacturing requirements in May 2006 and are evaluating multiple facilities that may meet our needs.


ITEM 3. LEGAL PROCEEDINGS

      As of the date of this filing, there have been no legal proceedings brought by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 28, 2005, Ovation held its annual meeting of stockholders (the "Annual Meeting"). The definitive proxy statement for the Annual Meeting was filed with the Securities and Exchange Commission (the "SEC") on September 30, 2005.

      At the Annual Meeting, the shareholders adopted the following resolutions:

      1. To re-elect William Zebuhr, Robert MacDonald, William Lockwood, Dr. Louis Padulo, Laurie Lewandowski, Nathan Fetting, Yiannis Monovoukas and Kevin Kreisler, who were then serving as members of our board of directors, to serve until the next annual meeting of stockholders or until their successors are elected and qualified;

      2. To ratify the appointment of Wolf & Company, P.C. as independent auditors of Ovation for the fiscal year ending December 31, 2005; and

      3. To approve an increase of 1,500,000 shares in the number of shares of common stock that may be issued or delivered under our 1999 Stock Option Plan;

      Shareholders of record as of October 3, 2005 were entitled to vote at the Annual Meeting. The number of votes cast for each of the above resolutions was 7,982,288, there were no votes cast against each of the above resolutions and there were no abstentions.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is not currently traded on any stock exchange or electronic quotation system and has not been so traded in the past.

      Under our Third Amended and Restated Investor Rights Agreement, dated June 30, 2004 (the "Investor Rights Agreement"), we granted the shareholders who are parties to this agreement certain piggyback resale registration rights. In addition, under the purchase agreements entered into in connection with the private placement consummated on September 2, 2005, we agreed to register the shares purchased therein and the shares underlying warrants granted therein for resale within 90 days after the filing of the resale registration statement. Accordingly, we filed a resale registration statement on Form SB-2 in October 2005 and an amendment thereto in December 2005. In anticipation of the Subsequent Investment, we have not requested the SEC to declare the resale registration statement on Form SB-2 effective and have requested the participants of the September 2005 private placement to waive and amend their registration rights. As of the date hereof, shareholders who purchased approximately 75% of the September 2005 private placement offering have waived and amended their rights as requested. However, we have breached our obligations to register the shares under purchase agreements with shareholders who have not waived and amended their registration rights thereunder. In accordance with the provisions of these purchase agreements, we have been paying shareholders who have not waived their rights aggregate monthly payments of approximately $5,300. Several of these shareholders have threatened to sue the Company for its breach. We cannot predict whether these threats will materialize or what will be their effect. We currently expect to terminate the registration of our common stock under the Exchange Act and to withdraw the registration statement on Form SB-2 upon consummation of the Subsequent Investment.

      Future sales of substantial amounts of common stock in the public market, or an expectation that such sales may occur, could adversely affect the price of our common stock.

      We have 40,000,000 authorized shares of common stock and 10,000,000 authorized shares of preferred stock. As of December 31, 2005, we had 12,577,018 shares of common stock outstanding and outstanding warrants/options to purchase 1,648,716 shares of common stock. As of March 15, 2006, we had 12,632,018 shares of common stock outstanding and outstanding warrants/options to purchase 276,000 shares of common stock. As of December 31, 2005 and as of the date hereof, there are no shares of preferred stock outstanding.

Holders of Record

      As of December 31, 2005 and as of the date hereof, we have 110 holders of record of our common stock.

Dividend Policy

      Our payment of dividends, if any, in the future rests within the discretion of the board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. We have never paid or declared a dividend on our capital stock, and due to our anticipated financial needs and future plans, we do not contemplate paying any dividends upon our capital stock in the foreseeable future. In addition, we are prohibited from paying dividend on our common stock as long as our Note to Andlinger is still outstanding.

Stock Options

      The following table sets forth information concerning the shares of common stock that may be issued upon exercise of outstanding options under all of Ovation's equity compensation plans as of December 31, 2005:

--------------------------------------------------------------------------------------------------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                                                                                               equity compensation
                                Number of securities to         Weighted-average                plans (excluding
                                be issued upon exercise of      exercise price of            securities reflected in
                                outstanding options            outstanding options                   column(a))
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans                1,372,716                      $1.72                      1,474,284
approved by stockholders
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not               N/A                          N/A                          N/A
approved by stockholders
--------------------------------------------------------------------------------------------------------------------
            Total                        1,372,716                      $1.72                      1,474,284
--------------------------------------------------------------------------------------------------------------------

      Subsequent to December 31, 2005, additional options to purchase 455,000 shares of common stock were issued to employees and several consultants at an exercise price of $0.95 per share. There are 1,019,284 stock options available for future issuance as of the date hereof.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      You should read the following discussion in conjunction with our historical consolidated financial statements and related notes that appear elsewhere in this annual report on Form 10-KSB. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed in "Description of Business - Risk Factors."

General

      Ovation Products Corporation is a development-stage company with patented technology for water treatment applications that seeks to develop and market new water distillation equipment aimed initially at industrial and residential waste water application. Since inception in 1996, Ovation has been focused on research and development of its water distillation technology. Ovation believes there are various commercial applications for its water treatment technology, including applications for residential water cleaning, residential water recycling and small-volume industrial water cleaning, water recycling and waste water disposal. To date, Ovation has not commercialized any products and, consequently, has not generated any revenues from product sales.

      Ovation's technology involves new implementations of a proven water distillation process, vapor compression, to produce distilled water. We believe that our technology improves upon this proven distillation process by making it more cost-effective and energy efficient and by enabling it to be conducted in a much smaller unit. Using our proprietary technology, we have developed a compact stand-alone distiller unit called the Clean Water Appliance. Water from a contaminated source, or contaminated water, flows into the Clean Water Appliance and is boiled to a steam through a series of heat exchangers. The steam is then compressed to a slightly higher temperature and run to an extractor that cools the steam down into clean water and re-collects 98% of the heat.

      The initial applications of our Clean Water Appliance will be used to purify water for industrial processes and to clean up certain industrial waste streams. We also anticipate the development of water treatment systems and products which utilize our distillation technology to address both failed residential waste water septic systems and new residential construction septic systems.

Plan of Operation

      We have generated no revenues from operations since the inception of Ovation NH, our predecessor corporation, in 1996. We intend to continue to dedicate all of our resources to additional research and development during the first quarter of 2006, and to gradually phase in manufacturing during the remainder of 2006. We do not expect to report any significant revenue until we are able to develop a production version of the Clean Water Appliance. To date, we have produced only prototypes of our product for testing by our strategic partners. We can offer no assurance that testing will demonstrate that our product is sufficiently reliable for its intended purpose or that, if proven reliable in testing, that we will be able to manufacture and commercialize our product. We also can offer no assurance that our product will achieve market acceptance or that we will be able to manufacture our products economically. Additionally, after the commencement of sales of the distillers, we cannot assure you that we will generate positive cash flow or be able to predict the level of revenues, if any, that we may actually achieve from our planned operations.

      For the year ended December 31, 2005, operating expenses increased $120,361 to $2,086,848 compared to $1,966,487 for the previous year. The increase was predominantly attributable to an increase in general and administrative expenses of $432,046, or 59%, to $1,161,239 in 2005. The increase was comprised of: (i) legal, accounting, and management consulting services associated with our Form 10-SB filing, a private placement of shares of our common stock, the September 2005 recapitalization of our capital structure and our SB-2 filing, and (ii) the incremental expenses associated with the hiring of a new CEO and his travel expenses. The increase in general and administrative expense was largely offset by a reduction in research and development expense, which decreased by $304,994 to $923,919 in the year ended December 31, 2005. The decrease was primarily due to: (i) a reduction in materials spending on beta units of our distiller, (ii) reduced services from engineering consultants, and, to a lesser extent, (iii) decreased headcount in much of 2005. We expect research and development expense, manufacturing expense, and capital expenditures to increase in 2006 as we increase headcount and move towards commercial production.

      Interest expense increased $1,041,671 to $1,801,440 from the year ended December 31, 2004 to the respective period of 2005. The increase was comprised primarily of the additional fair value of $1,225,959 resulting from the conversion of warrants held by WMS into common stock in November 2005.

      Net loss for the year ended December 31, 2005 was $3,884,027 as compared to $2,723,390 for the year ended December 31, 2004. The Company expects to continue incurring significant operating losses for the foreseeable future.

      During the first fiscal quarter of 2005, Mr. Zebuhr, our former Chief Executive Officer and current Chief Technology Officer and Chairman of the Board, Mr. Lockwood, our Chief Operating Officer and President, and our office manager elected to continue working without pay, deferring their salaries until we secured further investment. Mr. Zebuhr and Mr. Lockwood began deferring cash payment of salaries in January 2005, and our office manager began deferring salary in March 2005. Beginning at the end of March 2005, Mr. Becker, our Vice President of Engineering, agreed to defer his salary for two pay periods. Thereafter, Mr. Becker continued working at half-salary payments. The salary of Mr. MacDonald, our new CEO, accrued from his start date with us on June 1, 2005 to July 31, 2005. In June 2005, we secured $500,000 in proceeds from the issuance of common stock, paid our office manager's and Vice President of Engineering's accrued and unpaid wages in full, and resumed paying salaries for Mr. Lockwood and Mr. Zebuhr. All deferred salaries were paid in full prior to December 31, 2005.

      Between April and June 2005, we laid off six of our research and development employees, several of whom returned to work prior to the end of 2005. We expect to increase our headcount by approximately 13 additional employees during 2006, primarily in the areas of research and development and manufacturing.

Going Concern

      We have incurred net losses of $3,884,027 and $2,723,390 for the years ended December 31, 2005 and December 31, 2004, respectively. Additionally, we had a working capital deficit of $619,331 and stockholders' deficit of $326,195 at December 31, 2005. We cannot provide any assurance that we will be able to reverse our operating losses, or that we will be able to raise additional capital to allow us to continue our planned operations. These factors raise substantial doubt about our ability to continue as a going concern.

      We expect that we will continue to experience negative cash flows from operations and net losses for the foreseeable future. Based upon management's current plans, we believe that our existing capital resources, stemming from the recent sale of a secured convertible note in the principal amount of $1.5 million, as well as an additional contemplated financing of approximately $6.5 million, will be sufficient to meet our operating expenses and capital requirements through September 2007, at which point we expect to have been shipping commercial product for over nine months.

      In November 2005, we assembled the new version of our distiller which was designed to be the production version of the Clean Water Appliance and a commercially-viable unit. In day long testing of the new distiller, a progressive series of adjustments increased the output flow of distilled water from 12 gallons per hour to 22 gallons per hour, which is in the targeted range of the new design and is a higher output than achieved from earlier designs that were more than twice the size and weight. The new unit is approximately three feet tall and one foot in diameter - about the size of a fire hydrant. The output water was tested and achieved the purity expected of distilled water. The unit used approximately 54 watt-hours of electricity per gallon of distilled water, and in subsequent testing achieved the design goal of 40 watt-hours per gallon, which translates into an electrical energy cost of approximately $0.004 per gallon. Since its initial testing, the new distiller has been run for several days at a time to test functioning and to produce distilled water. We anticipate that finalizing the design will continue through the first half of 2006 as parts are ordered for an initial pilot run of 11 units to be assembled in the second quarter of 2006 and tested by existing and prospective strategic partners. Under our current operating plan, which contemplates the Subsequent Investment by Andlinger, we intend to build 10 additional pilot production units in the third quarter of 2006 for additional testing and then start commercial production in the fourth quarter at the rate of two units per week.

      The commercially-viable units will be shipped to our strategic partners, who will be responsible for the sales and marketing of our technology. We believe that our key partners will be able to absorb all of the units we are able to manufacture through the end of 2007. Any delays in our ability to secure funding will have a negative impact on our timeline to reach first commercial shipment.

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

      In the event we are unable to raise additional capital in a timely manner or under acceptable conditions, we believe that we can continue to run our operations short-term by significantly decreasing the professional services we have engaged to support our financing activities, extending accounts payable, and reducing other expenditures not related to building pre-production and production units. Our Chief Executive Officer, President, and Chairman would each defer their salaries, and we would move our operations to our smaller facility. These reductions would enable us to continue operations into the third quarter of 2006.

      During 2005, we raised gross proceeds of $145,000 through the issuance of Series C Preferred Stock and $2,199,000 through the issuance of common stock (comprised of $2,089,000 received in cash, and $110,000 in cancellation of debt). We have utilized these proceeds to fund operations, to continue development and to explore manufacturing options for our gamma distiller, the commercially-viable version that we are currently testing. We also hired two additional employees in research and development.

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

Liquidity and Capital Resources

      From the inception of our predecessor corporation in 1996 through December 31, 2005, we raised a total of approximately $10.6 million from the sale of our capital stock, convertible notes and other securities. In January 2006, we raised an additional $1.5 million in exchange for a secured note payable.

      In 2005, we anticipated that we would need to raise up to $5,000,000 in order to begin full production and commercialization of components utilizing our distillation technology, and in order to meet our operating expenses and capital requirements through December 2006. From June 1, 2005 through the present, we have only raised approximately $3,699,000 of the $5,000,000 needed. We currently expect to raise an additional $6.5 million as part of the Subsequent Investment with Andlinger. As a result of delays in raising our needed capital during 2005, additional fund raising expenses and budget discussions with Andlinger, we have revised our operating plan such that our capital requirements are currently expected to amount to $7 million through December 2006. The closing of the Subsequent Investment by Andlinger is conditioned, among other things, upon agreements currently negotiated with third parties and there can be no assurance that the Subsequent Investment will be consummated or that alternative funding will be available. In addition, our cash needs may vary significantly from our projected needs if more cash than anticipated is expended in development, marketing or other operations, or if market conditions require a more rapid, expanded roll-out of component distillers that utilize our distillation technology. If our estimates as to future cash needs are wrong, we may need to raise additional capital sooner than expected. We cannot assure you that our estimates regarding our cash needs will prove accurate, that we will be able to secure required additional financing if needed, or that additional financing, if obtained, will be on favorable or acceptable terms. We currently anticipate raising additional funds periodically through the exercise of warrants, public or private equity offerings, debt financings, corporate collaboration or licensing arrangements or other arrangements. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution, and debt financing, if available, may involve additional restrictive covenants. Our assets are already pledged as security for our debt. To the extent we raise additional capital through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms not favorable to us. If we are unable to obtain additional financing when needed, we would be required to significantly scale back development plans and, depending upon cash flow from our existing business, reduce the scope of our operations or cease operations entirely.

      During 2005, we have raised gross proceeds of $145,000 through the issuance of Series C Preferred Stock (which were later converted into common stock as part of our recapitalization) and $2,199,000 through the issuance of common stock (comprised of $2,089,000 received in cash, and $110,000 in cancellation of debt).

      At December 31, 2005, we owed $478,535 under a promissory note issued by Ovation to WMS on June 30, 2004 (the "WMS Note"). The WMS Note carried an interest rate of prime plus 1% (8.25% at December 31, 2005) and was due July 2006. The WMS Note, as well as other obligations of Ovation to WMS, was secured under a Security Agreement, dated December 27, 1997. The WMS Note was repaid in full in January 2006.

      Our cash on hand was $630,797 at December 31, 2005.

The Andlinger Investment

      On January 20, 2006, we entered into a Senior Secured Convertible Note Purchase Agreement with Andlinger, pursuant to which we issued Andlinger a Senior Secured Convertible Promissory Note (the "Note") in the principal amount of $1.5 million (the "Andlinger Investment"). The Note matures on January 20, 2011 and accrues interest at an annual interest rate equal to 10% per annum, payable annually on each annual anniversary of the date of the Note. The Note may be converted into Ovation's shares of common stock at the election of Andlinger, and shall automatically convert into common stock upon the consummation by Andlinger (or its affiliate) of an equity investment in the capital stock of Ovation in an amount of at least $5 million (the "Subsequent Investment"). The conversion price of the Note is set forth in the Note and may be subject to certain anti-dilution rights in the future. The maturity date of the Note may be accelerated at the election of either the Company or Andlinger upon the occurrence of certain events that are deemed a "Sale of the Company" or upon an equity financing resulting in net proceeds to Ovation of at least $10 million. The principal amount of the Note and any interest accrued thereon may not be prepaid by Ovation prior to April 20, 2006 and thereafter, may not be prepaid unless: (i) simultaneously with such prepayment, Ovation issues to Andlinger a 5-year warrant to purchase the number of shares of common stock which the Note would have been convertible into immediately prior to such prepayment with an exercise price equal to the conversion price in effect under the Note immediately prior to such prepayment, or (ii) the Note is prepaid upon a "Sale of the Company", or (iii) the Note is prepaid at the election of Andlinger upon an equity financing resulting in net proceeds to Ovation of at least $10 million, or (iv) the Note is converted upon the Subsequent Investment.

      Upon the occurrence of an "Event of Default" (as defined in the Note), the principal amount of the Note and accrued and unpaid interest thereon may become immediately due and payable by Ovation. Such events include: (i) a default in the payment of interest or principal on the Note if not cured within 5 business days after receipt of notice; (ii) certain cases or proceedings of bankruptcy or liquidation of Ovation; (iii) failure by Ovation to comply with certain covenants provided for under the Note Purchase Agreement if not cured within the specified grace period; (iv) acceleration of an indebtedness of Ovation having an outstanding principal amount of $50,000 or more; (v) WMS gives written notice to Ovation of its intention to seek indemnification pursuant to the terms of the Restated License Agreement, dated as of June 30, 2004, between WMS and Ovation;
(vi) certain judgments, injunctions or attachments are rendered against Ovation; or (vii) certain liens (except for Permitted Liens, as defined in the Note) exist against the assets of Ovation.

      The Note represents senior indebtedness of Ovation, ranking senior to all other indebtedness and future indebtedness of Ovation (except for Permitted Liens), including in right of payment in full in cash. Certain obligations of Ovation under the Note and the Note Purchase Agreement are secured under a Security Agreement, a Patent Security Agreement and a Trademark Security Agreement, all dated January 20, 2006, between Ovation and Andlinger (collectively referred to as the "Security Agreements"), pursuant to which Ovation granted to Andlinger a continuing security interest in all of Ovation's assets (as more fully described in the Security Agreements).

      In connection with the transactions under the Note, WMS, a principal shareholder of Ovation and a party to several agreements with Ovation, has agreed to subordinate its security interest in Ovation's assets under a Security Agreement, dated December 27, 1997, to the payment of all amounts due by Ovation to Andlinger under the Note and the Security Agreements. In consideration for WMS's consent to so subordinate their rights, we have issued WMS 55,000 shares of our common stock. In compliance with the conditions to closing of the Note Purchase Agreement, Ovation has repaid $481,082 to WMS in full payment of the principal of, interest accrued on, and any other payment obligation under the WMS Note.

      Under the Note Purchase Agreement, Ovation agreed to comply with certain covenants as long as the Note is outstanding, including covenants relating to the maintenance of properties and rights that are necessary to the normal conduct of its business, actions pursuant to the law and customary trade terms, delivery of certain information to Andlinger, related party transactions, the incurrence of debt and the declaration of dividends. Ovation also agreed to use the net proceeds from the sale of the Note for the repayment of the outstanding debt to WMS, as noted above, and for Ovation's general working capital purposes. In addition, the Note Purchase Agreement provides that Andlinger shall be entitled to include common stock issuable upon conversion of the Note in certain future registration statements of Ovation.

      It is currently expected that the Subsequent Investment shall be consummated within the next few weeks. Upon consummation of the Subsequent Investment, the Note will be automatically converted into common stock and the pledge on our assets pursuant to the Security Agreements shall be terminated. It is expected that in addition to the sale of common stock to Andlinger as part of the Subsequent Investment, Ovation will also grant Andlinger up to $7.5 million of warrants to purchase common stock, exercisable for a period of two years. It is further expected that Ovation will terminate the registration of its common stock under the Exchange Act and will withdraw its pre-effective resale registration statement on Form Sb-2 currently on file with the SEC. Upon consummation of the Subsequent Investment, Andlinger will be entitled to elect a majority of our board of directors. There is no assurance that the Subsequent Investment will be consummated under the terms described above or at all.

      In anticipation of the Andlinger Investment and the Subsequent Investment, we approached the parties to our Investor Rights Agreement and requested that they waive their pre-emptive rights thereunder with respect to these investments and agree to certain amendments to the Investor Rights Agreement. Consequently, in addition to the requested waiver of pre-emptive rights, the Investor Rights Agreement was amended to terminate Section 2.9 thereof and to allow, subject to the consummation of the Subsequent Investment, for Andlinger and the participants of the September 2005 private placement to join the Investor Rights Agreement as parties and be deemed an "Investor" thereunder.

Warrants

      At December 31, 2005, we had outstanding warrants to purchase 276,000 shares of common stock at $1.67 per share. These warrants were issued primarily in conjunction with equity and debt financings and their expiration dates range from July 2008 to December 2015.

      Should all 276,000 warrants outstanding at December 31, 2005 be exercised, the resulting proceeds to the Company would be approximately $460,000; however, the Company does not expect to receive any proceeds from the exercise of the outstanding warrants in the near term, considering the average exercise price and the relatively long average remaining life of the warrants.

Outlook

      During the next year, we expect to increase both our development staff and our spending in order to successfully move our Clean Water Appliance into commercial production. We believe this will entail investment of approximately $200,000 in tooling and a headcount increase of five developers. The additional costs of headcount and related expenses are expected to increase our annual operating expense by approximately $1.1 million from $2.1 million in 2005. We anticipate that the investments and the work accomplished in 2005 and 2006 will enable us to reduce the manufacturing costs of our products significantly, based on the current costs of our prototypes, and allow us to enter the market with a competitively priced product. We cannot provide any assurance that our prototypes will prove reliable in testing or that we will be able to commercialize our product.

Off-Balance Sheet Arrangements

      The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

      In estimating the fair value of the underlying stock, the Company considers the valuation of shares most recently issued to outside investors and shares with the most similar rights and term. The Company has only a limited number of transactions with outside investors on which to base the fair value its shares. Since 2002, the Company has issued all shares to outside investors at $1.67 per share. Therefore, substantially all stock-based compensation issued to non-employees to date has used $1.67 per share as the fair value of the underlying securities. The Company's January 2006 agreement with Andlinger provides for a calculation of share price based on 12 million divided by total defined fully-diluted shares outstanding. This price, although not yet determined, will imply a fair value less than $1.67 per share in 2006 and is estimated to fall between $0.89 and $0.94 per share. In consideration of this change in valuation, the directors of the Company determined that stock options granted at a February 2006 board meeting be priced at $0.95 per share.

      For all non-employee options and warrants, the Company has used the contractual life as the expected life of the instrument.

      The Company's shares have not been listed on a public stock exchange and, as noted above, the Company has only a limited number of transactions with outside investors on which to base volatility. Although the Company's valuation as established in its financings between 2002 and 2005 has been consistent at $1.67 per share, the Company expects the volatility of its stock price to increase significantly once its shares are listed on a public stock exchange. In order to estimate expected volatility over the life of the related instrument, the Company considered the volatility of other small, early-stage public companies. The Company expects its volatility factor to change once its shares are listed on a public stock exchange and more specific data is available about the movements in its stock price.

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

      The Company, in determining the amount of the gross deferred tax assets, estimates the enacted tax rates expected to be in effect in the periods in which the deferred tax asset is expected to be realized. In the years ended December 31, 2005 and 2004, the Company utilized 35% which represents the maximum corporate federal tax rate. In addition, the Company has determined that, as of December 31, 2005 and 2004, it is more likely than not that the Company will not realize any portion of its deferred tax asset. This determination is based on the fact that the Company has never generated any substantive taxable income. Additionally, our auditors have expressed substantial doubt about the Company's ability to continue as a going concern. The Company will reassess the realizability of the deferred tax assets each year.

ITEM 7. FINANCIAL STATEMENTS

      Financial Statements begin on page F-1 of this annual report on Form
10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

      As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, these officers have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to ensure that material information relating to us required to be included in our reports filed under the Exchange Act would be made known to them by others.

      There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2005 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth the names, ages and positions of our current directors and executive officers:

      Name                        Age    Position
      ----                        ---    --------

      William H. Zebuhr           62     Chairman, Chief Technology Officer,
                                         Director
      Robert MacDonald            61     Chief Executive Officer and Director
      William Lockwood            57     President, Chief Operating Officer,
                                         Secretary, Treasurer and Director
      Frederick E. Becker         60     Vice-President of Engineering
      Dr. Louis Padulo            69     Director
      Laurie Lewandowski          53     Director
      Nathan Fetting              44     Director
      Kevin Kreisler              33     Director


William H. Zebuhr

      Mr. Zebuhr founded Ovation and served as our Chief Executive Officer from 1996 through May 2005. As the inventor and designer of our distiller, he continues to oversee the development of our distiller as our Chief Technology Officer and to serve as our Chairman and a director. Early in his career, working for Emerson Electric and later Sanders Associates, Mr. Zebuhr developed hardware with commercial and military applications. He co-founded Deschamb Labs in 1974 where he worked until 1977 and invented the Z-duct heat exchanger for heat recovery applications, which led the company to dominate its market. In 1977 Mr. Zebuhr founded SunHouse Inc., serving as CEO and designer of solar hot water and geothermal cooling systems until 1985. He founded American Thermal in 1985, serving as its CEO until 1992. There he invented and guided development of a fluid driven pump, a revolutionary advance in hot water heater technology which enabled the development of unpressurized water heaters. Mr. Zebuhr was a consultant from 1992 to 1996. He received a BA and an MA in Mechanical Engineering in 1966 from Cornell University. He currently holds 30 patents.

Robert MacDonald

      Mr. MacDonald became Ovation's Chief Executive Officer in June 2005. Mr. MacDonald has been a director since 1996 and was Chairman from January 2002 to May 2005. Since 1997, Mr. MacDonald has been President, Chief Executive Officer and Chairman of the board of directors of BiosGroup, Inc., a consulting and software development company founded by Ernst & Young and Dr. Stuart Kauffman (of the Santa Fe Institute) specializing in the application of complexity theory for Fortune 500 clients. Mr. MacDonald also is a member of the board of directors of Commodicast and Genpathway which were founded by BiosGroup and is a member and the chairman of the board of directors of Nutech Solutions which acquired the consulting and software development assets of BiosGroup in 2003. Mr. MacDonald is a member and chairman of the board of directors of Solmetric Corporation, which sells instrumentation to the solar industry. Mr. MacDonald received a BS in Engineering Physics in 1966 and an MS in Electrical Engineering in 1967 from Cornell University and an MBA from Harvard Business School in 1973.

William Lockwood

      Mr. Lockwood has been a director of Ovation since 1997, and our President and Chief Operating Officer since April 2001. He had been involved with Ovation on a part-time basis between 1996 and 1999, after which point he became a full-time employee of the Company. From 1996 to 2000, he was a Principal of Plexus Research, a leading engineering consulting firm engaged in projects for the electric power industry, where he specialized in business development strategies and valuations for emerging technologies. Mr. Lockwood received a BA from Michigan State University in 1970, an MBA from Michigan State in 1971, and passed the New Hampshire CPA examination in 1992.

Frederick E. Becker

      Mr. Becker, our Vice-President of Engineering, joined Ovation in May 2001. From 1998 to 2001, Mr. Becker was President of the Thermo Technologies division of Thermo Electron Corporation. In that position, he was responsible for defining and implementing strategic technology and commercialization business plans for the company, as well as managing the overall business activities. Specific areas of opportunity focused on creating new products in the commercial and residential appliance markets. Mr. Becker received a BSME degree from the University of Pittsburgh, an MSME from the Massachusetts Institute of Technology, and an MBA from Northeastern University. He has authored or co-authored over 60 technical publications and holds 13 United States patents in various areas.

Dr. Louis Padulo

      Dr. Padulo has been a director since June 1998 and Vice Chairman since May 2004. Since 1997, Dr. Padulo has served as a consultant to several organizations and is President Emeritus of a highly successful business incubator, the University City Science Center in Philadelphia. Prior to that, he was a professor at Stanford before becoming Dean of Engineering at Boston University, President of the University of Alabama in Huntsville, and CEO of the University City Science Center in Philadelphia. Dr. Padulo received a BS in Electrical Engineering from Fairleigh Dickinson University, an MS in Electrical Engineering from Stanford University and a Ph.D from Georgia Institute of Technology.

Laurie Lewandowski

      Ms. Lewandowski has been a director since January 2001. Ms. Lewandowski has held various positions at S.J. Electro Systems, Inc., our strategic partner, since 1981, including serving as its President from 1994 to 1998 and as its Chief Executive Officer for the past eight years.

Nathan Fetting

      Mr. Fetting has been a director since January 2001. Mr. Fetting has served as the Financial Accounting Manager of S.J. Electro Systems from 1989 to 1992, and as its Chief Financial Officer since 1992. He was a financial auditor for McGladrey & Pullen LLP from 1985 to 1989. Mr. Fetting received a BS in Accounting from the University of North Dakota.

Kevin Kreisler

      Mr. Kreisler has been a director since August 2005. He is the Chairman of the Board and Chief Executive Officer of GreenShift Corporation (OTC Bulletin
Board: "GSHF"), a business development company whose mission is to develop and support clean companies and technologies that facilitate the efficient use of natural resources and catalyze transformational environmental change. Mr. Kreisler has over fifteen years of diversified business experience specifically including the operation of publicly-traded companies. Mr. Kreisler is currently the Chairman of the Board and Chief Executive Officer of GreenShift Corporation, and he serves as Chairman of the Board and Chief Executive Officer of Veridium Corporation, INSEQ Corporation, and General Ultrasonics Corporation, and as the Chairman of the Board of Enviro-Sciences Corporation. Mr. Kreisler is also a member of the board of directors of Aerogel Composite, Inc., Sterling Planet, Inc., and TerraPass, Inc. Mr. Kreisler served as Veridium's Vice-President from 1998 to 2000, President from 2000 to 2002, and Chief Executive Officer from 2002 to February 2005. Mr. Kreisler is a graduate of Rutgers University College of Engineering (BS, Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (MBA, 1995), and Rutgers University School of Law (JD, 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

Corporate Governance Matters

      Ovation's board of directors has designated audit and compensation committees. The audit committee consists of Nathan Fetting, Chairman, and Laurie Lewandowski. The compensation committee consists of Laurie Lewandowski, Chairman, and Louis Padulo.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the Section 16(a) reports for the relevant executive officers, directors and 10% owners were filed late due to the difficulty in determining the beneficial holdings of these persons as the Company was transitioning to public company status. There were no other transactions involving the Company's securities triggering an obligation to file
Section 16(a) reports other than (1) a private placement of the Company's common stock and warrants completed in September 2005 and (2) a forward stock split and the conversion of various securities of the Company into shares of the Company's common stock completed in September 2005. In light of the number of late reports filed, the Company has implemented a process to ensure timely compliance going forward.

      The following table indicates (1) the number of late reports filed under
Section 16(a) since the beginning of the fiscal year ended December 31, 2005,
(2) the number of transactions reflected therein as not reported on a timely basis and (3) the number of known failures to file a required form, during such fiscal year or prior fiscal years by such executive officers, directors and 10% owners:

Name of Director,                 Number of Late Reports      Transactions Not Timely     Known Failures to File a
Officer or 10% Owner                                          Reported                    Required Form

Kevin Kreisler                            1                              1                            1
Ivan Sutherland                           2                             16                            0
Frederick Becker                          2                              3                            0
I. Wistar Morris III                      2                             36                            0
Louis Padulo                              2                             22                            0
S.J. Electro Systems, Inc.                2                              9                            0
William Zebuhr                            2                             14                            0
Beverly Shaw                              2                              1                            0
Nicholas Negroponte                       2                             20                            0
Abby Rockefeller                          2                              6                            0
William Lockwood                          2                              7                            0
Robert MacDonald                          2                              7                            0
Yiannis Monovoukas                        2                              3                            0
Nathan Fetting                            2                              9                            0
Charles Heick                             2                              6                            0
Laurie Lewandowski                        2                              9                            0
Wilfred M. Sherman d/b/a
WMS Enterprises                           0                             12                            2
WMS Family I, LLC                         0                             11                            3

Code of Ethics

      Ovation has adopted a code of ethics that applies to its principal executive officer, principal financial officer and persons performing similar functions. Upon written request, addressed to our Chief Executive Officer at 395 East Dunstable Road, Nashua, New Hampshire, we will provide to any person without charge a copy of our code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table provides certain summary information concerning compensation paid or accrued during the last three years to our "named executive officers" consisting of our Chief Executive Officer and the three most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year:


                                                   Annual Compensation                     Long-Term Compensation
                                                   -------------------                     ----------------------
                                                                                         Awards              Payouts
                                                                                         ------              -------
                                                                    Other
                                                                    Annual      Restricted    Securities       LTIP      All Other
                                                          Bonus     Compen-       Stock       Underlying      Payouts     Compen-
  Name and Principal Position       Year     Salary($)     ($)     Sation($)    Awards($)    Options(#)(4)      ($)      Sation($)
  ---------------------------       ----     ---------     ---     ---------    ---------    -------------      ---      ---------

Robert MacDonald (1)............  2005      $  87,500      --         --           --           300,000          --         --
   Chief Executive Officer        2004      $    --        --         --           --              --            --         --
                                  2003      $    --        --         --           --             6,000          --         --

William Zebuhr (2)..............  2005      $ 120,000      --         --           --              --            --         --
   Chief Technology Officer       2004      $ 120,000      --         --           --              --            --         --
                                  2003      $ 120,000      --         --           --            34,500          --         --

William Lockwood................  2005      $ 120,000      --         --           --              --            --         --
   President and Chief            2004      $ 120,000      --         --           --              --            --         --
   Operating Officer              2003      $ 120,000      --         --           --            15,000          --         --

Frederick E. Becker.............  2005      $ 130,000      --         --           --              --            --         --
   Vice President of              2004      $ 130,000      --         --           --              --            --         --
   Engineering                    2003      $ 130,000      --         --           --            15,000          --     $5,592(3)

--------
(1) Mr. MacDonald has been serving as Chief Executive Office since June 2005.
(2) Mr. Zebuhr served as Chief Executive Officer until May 2005. (3) Represents finder's fee paid to Mr. Becker in August 2003.
(4) The exercise price of all options granted has been adjusted to account for a three-for-one stock split of our common stock, effective September 30, 2005.

Option Grants in 2005


                                    Number of       Percent of Total
                                    Securities        Options/SARs
                                    Underlying         Granted to
                                   Options/SARs        Employees in            Exercise of Base
             Name                   Granted(#)          Fiscal Year              Price ($/Sh)        Expiration Date
             ----                  ------------    --------------------        ----------------      ---------------

Robert MacDonald(1)(2)..........      300,000              58.5%                 $ 1.67              May 31, 2015

William H. Zebuhr(3) ...........         --                 --                      --                     --

William Lockwood................         --                 --                      --                     --

Frederick E. Becker.............         --                 --                      --                     --

------------
(1) Mr. MacDonald has been serving as Chief Executive Office since June 2005.
(2) 25% of the options granted vested on the date of grant and the balance will vest ratably each month over a period of four years. See also "Employment Contracts and Termination of Employment and Change-In-Control Agreements" below.
(3) Mr. Zebuhr served as Chief Executive Officer until May 2005.

Aggregate Options Exercises in 2005 and Fiscal Year-End Option Value Table

      The following table sets forth information concerning option exercises and the fiscal year-end value of unexercised options held by our Chief Executive Officer and our other named executive officers as of December 31, 2005:


                                                         Number of Securities          Value of Unexercised
                             Shares                   Underlying Unexercised             In-The-Money
                          Acquired on      Value          Options Held at               Options Held at
          Name             Exercise(#)    Realized       December 31, 2005            December 31, 2005(1)
          ----            ------------    --------   ----------------------------  --------------------------
                                                     Exercisable    Unexercisable  Exercisable  Unexercisable
                                                     -----------    -------------  -----------  -------------
Robert MacDonald(2)......       --           --        154,125         211,875         n/a          n/a
William H. Zebuhr(3).....       --           --         53,250          26,250         n/a          n/a
William Lockwood.........       --           --         54,000          21,000         n/a          n/a
Frederick E. Becker......       --           --         91,500          10,500         n/a          n/a

-------------
(1) Using $1.67 per share of common stock as market price.
(2) Mr. MacDonald has been serving as Chief Executive Office since June 2005.
(3) Mr. Zebuhr served as Chief Executive Officer until May 2005.

Compensation of Directors

      There are currently no standards or other arrangements pursuant to which non-employee directors of Ovation are compensated for their services and during 2005, no payments were made to members of our board of directors for their services as directors. On October 1, 2005, we granted Mr. Padulo, one of our directors, nonqualified stock options for 30,750 shares of common stock at an exercise price of $1.67 per share. All the options will vest on March 31, 2006 and expire on September 30, 2015. The fair value of the common stock at the time of grant was estimated to be $1.67 per share.

Employment Contracts and Termination of Employment and Change-In-Control Agreements

      We have no employment contracts in place with Mr. Zebuhr, Mr. Lockwood or Mr. Becker, although we depend on their continued service for our success.

      We entered into an employment contract with Mr. MacDonald on June 1, 2005 pursuant to which he will act as the Company's Chief Executive Officer (the "Employment Agreement"). Mr. MacDonald had previously served as Chairman of Ovation's board of directors from January 2002 through May 2005.

      Under the terms of the Employment Agreement:

      o     Mr. MacDonald will receive a base salary of $150,000 per year;

      o Mr. MacDonald will be eligible to receive a discretionary incentive or other cash bonus, which shall be awarded by Ovation's board of directors. Following Ovation achieving profitability, Mr. MacDonald will be eligible to receive a cash bonus targeted at not less than 30% of his base salary;

      o Mr. MacDonald will be eligible to receive stock options under Ovation's 1999 Stock Option Plan. The Employment Agreement provides that the following awards will be issued to Mr. MacDonald:

            o Options to purchase 300,000 shares of Ovation's common stock at an exercise price of $1.67 per share granted on the effective date of the Employment Agreement. Twenty-five percent of these options vested immediately upon grant and the balance will vest monthly over a period of 48 months.

            o Options to purchase 60,000 shares of Ovation's common stock at an exercise price determined at time of grant by the board of directors to be fair market value and to be granted upon Ovation raising $3 million of equity or debt capital or corporate partner funding after the date of the Employment Agreement. These options will vest 50% immediately and the balance monthly over 24 months. On February 2, 2006, Ovation granted Mr. MacDonald options to purchase 60,000 shares at an exercise price of $0.95 per share pursuant to this provision.

            o Options to purchase 90,000 shares of common stock at an exercise price determined at time of grant by the board of directors to be fair market value and to be granted upon Ovation raising $5 million of cumulative equity or debt capital or corporate partner funding after the date of the Employment Agreement. These options will vest 50% immediately and the balance monthly over 24 months; and

            o Options to purchase 150,000 shares of Ovation common stock at an exercise price determined at time of grant by the board of directors to be fair market value and to be granted upon the earlier of (a) Ovation raising $10 million of cumulative equity or debt capital or corporate partner funding after the date of the Employment Agreement, or (b) the Company achieving annual profitability over a period consisting of four consecutive financial quarters. These options will vest 50% immediately and the balance monthly over 24 months.

         In the event of an initial public offering or a change in control, or the sale of all or substantially all of Ovation's assets, all stock options awarded to Mr. MacDonald will vest immediately. The options granted to Mr. MacDonald may be exercised until the earlier of 5 years following the termination of Mr. MacDonald's employment or 10 years after grant.

      The Employment Agreement provides that if Ovation terminates Mr. MacDonald's employment without Cause (as defined in the Employment Agreement) or Mr. MacDonald terminates his employment for Good Reason (as defined in the Employment Agreement):

            o Mr. MacDonald shall receive a lump sum amount equal to one month's salary for each full year of employment; and

            o All unvested stock options or stock awards which have not yet vested or been issued but were scheduled to vest or be issued within three months after the date of termination, shall vest or be issued, respectively, immediately upon such termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the beneficial ownership of our outstanding capital stock as of March 15, 2006 by (1) each person known to us to be the beneficial owner of more than five percent of our common stock, (2) each of our directors or executive officers and (3) all directors and executive officers as a group.

      The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual shall have the right to acquire as of May 14, 2006, 60 days after March 15, 2006, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table. The address of officers and directors of Ovation is: c/o Ovation Products Corporation, 395 East Dunstable Road, Nashua, NH 03062. The business addresses of all other persons listed below are provided in footnotes to the table.

              Name and Address                              Amount and Nature of
              of Beneficial Owner                            Beneficial Ownership      Percent of Class
           ----------------------------------------------   ---------------------      ------------------
            5% Shareholders

            WMS Family I LLC (1)                                 1,877,752                     13.1%
            Andlinger & Company, Inc. (2)                        1,698,991                     11.9%
            GreenShift Corporation (3)                           1,500,000                     10.5%
            S.J. Electro Systems, Inc. (4)                       1,243,692                      8.7%
            Nicholas Negroponte (5)                                742,414                      5.2%

            Directors and Executive Officers

            Kevin Kreisler (6)                                   1,520,000                     10.6%
            William H. Zebuhr (7)                                  827,775                      5.8%
            Dr. Louis Padulo (8)                                   238,052                      1.7%
            William Lockwood (9)                                   197,250                      1.4%
            Robert MacDonald (10)                                  289,763                      2.0%
            Frederick E. Becker (11)                                98,250                      0.7%
            Laurie Lewandowski (12)                              1,243,692                      8.7%
            Nathan Fetting (12)                                  1,243,692                      8.7%

            Directors and Officers as a group (8 persons)        4,414,782                     30.8%

---------------------

(1) The number of shares beneficially owned includes 142,303 shares of our common stock held by the Wilfred M. Sherman Revocable Trust (the "Trust") and 30,000 shares of our common stock issuable upon exercise of options held by the Trust (which options are exercisable within 60 days of March 15, 2006) . Faye Sherman, Roger Sherman and Keith Sherman equally share voting and investment control of the Trust. WMS Family I LLC is partly controlled by Roger Sherman and Keith Sherman. Address: 285 Commandants Way, Chelsea, MA 02150.

(2) The number of shares beneficially owned includes 1,698,991 shares of our common stock issuable upon the conversion of a senior secured convertible promissory note held by Andlinger. Address: 303 South Broadway, Tarrytown, New York 10591. It is currently expected that Andlinger will invest at least $5 million in Ovation in the near future and that upon consummation of such investment, Andlinger will be entitled to elect a majority of our board of directors. There is no assurance that this additional investment will be consummated.

(3)   Address: 111 Howard Street, Suite 108, Mt. Arlington, NJ 078856.

(4) The number of shares beneficially owned includes warrants to purchase 36,000 shares of our common stock. Address: 22650 County Highway 6, P.O. Box 1708, Detroit Lakes, MN 56502.

(5) The number of shares beneficially owned includes 288,454 shares of our common stock which are directly beneficially owned by an investment fund managed by Mr. Negroponte. Address: MIT Media Lab, 20 Ames Street, Cambridge, MA 02139.

(6) The number of shares beneficially owned includes 20,000 shares of our common stock issuable upon exercise of options (which options are exercisable within 60 days of March 15, 2006). Kevin Kreisler is the Chairman of the Board and Chief Executive Officer of GreenShift Corporation, and may be deemed the beneficial owner of the shares directly beneficially owned by GreenShift Corporation.

(7) The number of shares beneficially owned includes: 70,875 shares of our common stock issuable upon the exercise of options directly held by Mr. Zebuhr (which options are exercisable within 60 days of March 15, 2006), 39,000 shares of our common stock held by Mr. Zebuhr's wife and 5,700 shares of our common stock issuable upon exercise of options held by Mr. Zebuhr's wife (which options are exercisable within 60 days of March 15, 2006).

(8) The number of shares beneficially owned includes 73,250 shares of our common stock issuable upon exercise of options directly held by Dr. Padulo (which options are exercisable within 60 days of March 15, 2006), and 79,252 shares of common stock which are directly beneficially owned by Dr. Padulo's wife.

(9) The number of shares beneficially owned includes 71,250 shares of our common stock issuable upon the exercise of options (which options are exercisable within 60 days of March 15, 2006).

(10) The number of shares beneficially owned includes 221,063 shares of our common stock issuable upon the exercise of options (which options are exercisable within 60 days of March 15, 2006).

(11) The number of shares beneficially owned consists of 98,250 shares of our common stock issuable upon the exercise of options (which options are exercisable within 60 days of March 15, 2006).

(12) Ms. Lewandowski and Mr. Fetting may be deemed to beneficially own the shares directly beneficially owned by SJE due to their positions as officers of SJE.

------------------------

      Other than as set forth above, Ovation is not aware of any arrangements or voting agreements which may result in a change of control of Ovation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Lease Agreements
      ----------------

      In October 2004, the Company and William Zebuhr, our founder, Chairman, Chief Technology Officer and then Chief Executive Officer, entered into a lease, which has been extended to remain in effect until May 2006, for the lease of the 3,000 square feet of combined laboratory, research and development, prototype manufacturing and office space which comprises our main facility. Pursuant to the terms of the lease, we pay Mr. Zebuhr $2,500 per month. The Company believes that the lease terms are as favorable to the Company as would be available from an unaffiliated party.

      WMS
      ---

      In August 1997, we entered into a series of agreements with WMS including a Debenture Purchase Agreement, a License Agreement, and a Distribution Agreement. The Debenture Purchase Agreement provided for the purchase of $180,000 aggregate principal amount of convertible debentures (the "WMS Convertible Debentures"), which was funded $40,000 at closing and monthly amounts of $20,000 in the following seven months. The WMS Convertible Debentures were convertible, at WMS' option, into shares of our common stock at a conversion price of $0.83 per share, subject to adjustments. In order to secure our obligations under the Debenture Agreement, License Agreement and Distribution Agreement we granted WMS a security interest under the terms of a Security Agreement, dated August 21, 1997.

      The WMS Convertible Debentures carried an interest rate of prime plus one percent (1%) (8.25% at December 31, 2005) per annum, payable quarterly. In September 2000, we reached an agreement with WMS to convert all outstanding accrued interest on the WMS Convertible Debentures into a demand note (the "WMS Demand Note") which carried an interest rate of prime plus one percent (1%) payable monthly with an additional 5% due upon default of monthly payments. In conjunction with this agreement, we issued certain warrants to purchase shares of our common stock. In addition, all future interest accruing on the WMS Convertible Debentures and the WMS Demand Note would be satisfied monthly by the issuance of a promissory note for the interest due, plus a warrant to purchase the same dollar amount of common stock at the lower of the then market price or $2.50. We also issued additional WMS Demand Notes on these same terms for amounts due to WMS for interest and an initial installment provided in 2001 and 2002 totaling $60,000 and $20,020, respectively. In 2003, WMS advanced us $160,000 in additional WMS Demand Notes and converted the $60,000 WMS Convertible Debenture that came due in 2003 into a WMS Demand Note. In conjunction with the issuance of the WMS Demand Notes, the Company issued WMS common stock purchase warrants with a fair value of $193,263 which were recorded as a discount on the WMS Demand Notes.

      In June 2004, we renegotiated our outstanding 1997 Debenture Purchase Distribution and License Agreements with WMS, consolidating the two into an Amended and Restated Debt Agreement (the "Debt Agreement") and a Restated License Agreement (the "Revised License"). Pursuant to the Debt Agreement, the outstanding WMS Convertible Debentures and WMS Demand Notes were consolidated into a single note (the "Note Payable") and all warrants previously issued to WMS and all contractual rights to purchase shares of our common stock that WMS previously enjoyed (related to the WMS Convertible Debentures) were replaced by two new warrants. Additionally, and as part of the new Debt Agreement, WMS purchased $100,000 in shares of our Series C Preferred Stock. The Debt Agreement contains multiple covenants, including a negative covenant restricting our ability to enter into any transaction selling or transferring more than fifty percent (50%) of our common stock, unless all debt owed to WMS is repaid at the closing. The Debt Agreement provides WMS with a right of first offer to purchase a pro rate portion of securities we may offer in the future, subject to certain exceptions (including an initial public offering). The amounts due under the Debt Agreement carried an interest rate of prime plus 1% (8.25% at December 31, 2005) and were due January 2, 2005 with five possible six month extensions, each at our option, provided that we issue WMS a warrant to purchase 150,000 shares of common stock at $1.67 per share upon exercise of each option. We exercised this options a total of three times, extending the maturity date until July 2006, and as required by the Debt Agreement, issued WMS a total of 450,000 warrants in connection with these extensions. In addition, we issued WMS warrants to purchase 45,000 shares of common stock for a prior loan extension past December 31, 2003.

         In conjunction with the Debt Agreement, the warrants previously issued to WMS totaling 289,467 shares exercisable at $1.67 per share and the rights to purchase shares under the WMS Convertible Debentures were exchanged for two warrants to purchase an aggregate of 216,000 and 512,892 shares of our common stock exercisable at $0.83 and $1.67 per share, respectively. The warrants each had a term of ten years. Because the warrants were issued in conjunction with the debt consolidation and extension, the relative fair value of the warrants, $322,106, was recorded as additional paid in capital and a debt discount on the Note Payable. The total discount was amortized to interest expense over the term of the Debt Agreement and was fully amortized at December 31, 2004. For the years ended December 31, 2005 and 2004, non-cash interest expense related to the amortization of these discounts was $0 and $322,106, respectively.

      In November 2005, all warrants previously issued to WMS were converted into 1,650,449 shares of our common stock for no additional consideration, on a basis of 1.4 shares of common stock for each warrant share. The incremental fair value of the warrants, $1,209,455, was recorded to interest expense in the same month.

      There was $478,535 outstanding on the Note Payable at December 31, 2005 and 2004. At December 31, 2005, the Note Payable in the amount of $478,535 has been classified as a current liability as it was due to mature within a year. Interest expense on the Note Payable for the years ended December 31, 2005 and 2004 was $33,695 and $72,831, respectively. The Note Payable was repaid in full upon completion of the Andlinger Investment. In addition, WMS subordinated its secured interest under the 1997 Security Agreement to Andlinger in consideration, among other things, for 55,000 shares of our common stock. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" above.

      The Revised License grants WMS a license to manufacture, use, market, distribute and/or sell a counter-top version of our Clean Water Appliance. It also grants WMS the right to sublicense the sale, distribution and manufacture of counter-top distillers that incorporate our distillation technology, subject only to the Company's review and approval, which shall not be unreasonably withheld. The Revised License provides exclusivity in the United States, Canada, and Mexico so long as WMS pays the Company certain minimum royalties. In addition, WMS agrees to pay royalties to the Company on product sales, subject to minimum royalty payments. Sales by sublicensees will render the same royalty payments as though the sales were made directly by WMS. In order to maintain the exclusivity of the Revised License, WMS must pay the Company minimum royalties equal to $50,000 for the first year of production and distribution, and amounts increasing $25,000 per year for each subsequent year up to a maximum of $200,000 per year. Should these royalties not be paid within 45 days of the end of each annual period, Ovation will have the option to convert the license to a non-exclusive status. Additionally, WMS will pay the Company royalties as a percentage of total product sales, payable quarterly and based on total payments made to WMS by its customers. The royalty percentages are tiered based on sales volume; WMS will pay Ovation 6%, 5%, and 4% for the first $20 million, the next $50 million, and sales over $70 million, respectively, in sales per year. The quarterly royalty payments are due within 45 days of quarter-end, subject to termination of the License by Ovation if WMS fails to make a payment more than two times in one year. After an initial five-year term starting from date of first commercial shipment, the Revised License will be automatically renewed annually thereafter, and may be terminated upon six months written notice by the Company if WMS fails to attain certain sales targets or royalty levels, or by WMS if the Revised License is rendered non-exclusive. WMS had the right to terminate the license prior to December 31, 2005, in which case, it would have been entitled to receive a warrant to purchase 90,000 shares of our common stock at an exercise price of $1.67 per share. WMS did not exercise its right to terminate the license. Should the Company provide licensing to any other third party during the term of the Revised License, it will be deemed to have provided WMS a like license, except that WMS would not be obligated to pay any engineering or reimbursement costs that the original license may contemplate.

      The Distribution Agreement provides for the supply of product by the Company at a rate at least as favorable as the best discount rate offered by the Company to any of its customers. The Distribution Agreement shall run for an initial five-year term commencing on the date of first product manufacture. Thereafter, the Distribution Agreement shall be renewable for three successive five-year periods unless terminated at the sole discretion of WMS prior to the end of the then-current period.

S.J. Electro Systems, Inc.
--------------------------

      Laurie Lewandowski, who is Chief Executive Officer of SJE, and Nathan Fetting, who is Chief Financial Officer of SJE, are directors of Ovation.

      In conjunction with the issuance of 160,000 shares of Series A Preferred Stock for proceeds of $1,800,000 on December 29, 2000, payable in twelve consecutive monthly installments of $150,000, the Company entered a Strategic Alliance Agreement (the "Agreement") with S.J. Electro Systems, Inc. ("SJE"), an international distributor of septic system appliances, to develop, market, sell and distribute the Company's distillation technology. Ovation will be responsible for the design, development, and testing of the distillation technology to be included in a septic device, and SJE will be responsible for the external testing, development and sale of a standard control panel for the resulting septic device, as well as marketing, sales and distribution of the septic device itself. The two companies will form a task force to manage the project and track project expenditures and revenues. At the end of each calendar year, the task force will finalize an annual business plan of the alliance for the following year, which includes targeted geographic markets, product development activities, sales objectives, expense budget, planned financial statements, pricing policies, planned distribution, and critical issues and strategies. At the end of each fiscal year, the task force also will finalize a three-year plan, which includes each item specified in the annual business plan. After the signing of the Agreement and until the end of the quarter which is immediately prior to the first quarter in which the alliance realizes a net profit, the companies will receive reimbursement for all expenditures properly incurred by either party to perform its responsibilities relating to the alliance and which is approved by the task force, including, but not limited to, the detailed itemization of proper expenditures set forth in the Agreement. Reimbursements are distributed as a proportion of the project revenues equal to the total project expenditures incurred by a party divided by the total project expenditures incurred by both parties. Due to prolonged cash constraints and consequent delays in production, this process has not yet been executed. For each fiscal quarter that project revenues result in a profit, the companies will share the profit 50% each. As part of the Agreement, the Company granted an exclusive license to SJE in its intellectual property for use in certain septic appliances. Under the Agreement, SJE will be responsible for developing and maintaining market channels for products incorporating Ovation's distillation technology. As part of the agreement, the Company granted SJE with exclusive distribution rights in the United States, Canada, and Mexico. The exclusivity term shall commence on the date that both parties agree in writing that sales of commercial quantities of product are initially made, and terminates on the later of the 7th anniversary of the commencement date or the date that SJE received a total of $50 million in profit-sharing. In no event shall the termination date exceed the 10th anniversary of the commencement date. The Agreement shall terminate upon the earlier of the exclusivity termination within the distribution rights terms or the termination of the distribution rights term. Contemporaneous with the Agreement, the Company signed a License Agreement with SJE, which provided for payment of royalties to the Company equal to 5% of all product sold by SJE.

      In conjunction with the Agreement with SJE, the Company agreed to pay WMS, in exchange for WMS waiving its exclusive worldwide marketing rights, 4% of any cash or other consideration received from SJE up to a total payment of $450,000. At the option of WMS, this payment can be made in cash, common stock or notes payable and warrants to purchase common stock. If the payment method selected by WMS includes warrants, the number of warrants issued will be calculated by dividing the amount due by the then current market value of the Company's common stock. Following SJE's purchases of our Series A and Series B Preferred Stock, WMS elected the receipt of warrants to purchase the Company's common stock at an exercise price of $1.67 per share. The warrants were to expire on the later of January 2, 2003 or three years from date of issuance. At December 31, 2003, these warrants totaled 48,012 shares at $1.67 per share, and were recorded at fair value using the Black-Scholes option-pricing model assumptions. The resulting compensation expense of $25,864 was net against the proceeds of the Series A and Series B Preferred Stock in 2002 and 2001. In June 2004, the warrants were consolidated along with WMS' other outstanding warrants into two aggregate warrant agreements with a ten year life. The two aggregate warrant agreements were subsequently converted into common stock in 2005.

      The agreement appended a forecast that estimated growing to 37,500 units in 2008 with unit selling costs of $3,200 to $2,750 and unit manufacturing costs starting at $1,864 and dropping to $574. As of the date of this filing the Company has not sold any units due to lack of funding to finish development, and also due to the Clean Water Appliance going through design iterations to increase reliability, increase output and reduce cost.

      On June 1, 2005, the Company secured a loan in the amount of $60,000 from SJE to fund ongoing operational expenses. Under the terms of the SJE loan, Ovation agreed to repay the principal amount of the loan on or before June 1, 2006. Interest was to accrue and compound monthly at the Prime Rate plus 1% and was payable to SJE on a monthly basis. The SJE loan was subject to customary terms and conditions, including acceleration and penalty interest of 7% above the interest rate in the event of certain defaults or events of nonpayment. In conjunction with the loan, SJE received a warrant to purchase up to 36,000 shares of Ovation's common stock at $1.67 per share. The warrant has a term of ten years. Because the warrant was issued in conjunction with the debt, the relative fair value of the warrants, $26,243, was recorded as additional paid-in capital and a debt discount on the SJE loan. The total discount was amortized to interest expense over the term of the loan. In August 2005, SJE converted the SJE loan into equity and received 36,000 shares of common stock and warrants to purchase 72,000 shares of common stock. SJE elected to convert its warrants to purchase 72,000 shares of common stock into 54,000 shares of common stock as part of the recapitalization transaction approved by our stockholders on September 30, 2005. The debt discount was fully amortized at August 31, 2005. In accordance with our agreement with WMS where they waived their exclusive worldwide marketing rights, we owed WMS $2,400 as a result of the SJE loan. This amount was accrued and charged to interest expense in 2005, and was subsequently paid in January 2006.

Alexandros Partners LLC

      On April 1, 2002, the Company entered a consulting agreement with Alexandros Partners LLC ("Alexandros"). Alexandros was retained to provide services as advisors to the Company with respect to proposed capital financings as well as other financial management services, and the agreement was to continue until completion of a financing, but no later than April 1, 2003. Upon the initial closing of a financing, the Company was required to pay Alexandros $50,000 in cash, and issue Alexandros a warrant to purchase 60,000 shares of the Company's common stock, exercisable for a period of five years at an exercise price equal to the price per share of the securities issued at the initial closing of the financing. Under this consulting agreement, the Company issued Alexandros a warrant to purchase 60,000 shares of the Company's common stock, which resulted in a charge of $60,184 to general and administrative expenses in July 2002. In lieu of the $50,000 cash payment, the Company issued Alexandros 30,000 shares of its Series B-1 Preferred Stock.

      On July 7, 2004, and after the expiration of the initial agreement, the Company entered into a second consulting agreement with Alexandros. The agreement was for a term expiring upon the earlier of completion of a financing or July 7, 2005. Upon execution of the agreement, the Company paid Alexandros $22,000, and upon closing of either (1) a financing in an amount of at least $1 million, or (2) the execution of a transaction (defined as "any merger, consolidation, reorganization or other business combination pursuant to which the business of the Company is combined with that of another party"), the Company was obligated to pay it's option of either (a) $50,000 in cash, or (b) shares of the Company's or its successor's common stock calculated as $50,000 divided by the purchase price per share of common stock issued in the financing. In addition, within 30 days of the financing, the Company was obligated to issue Alexandros a warrant for 150,000 shares of common stock. No shares or warrants were issued under this agreement.

      On July 7, 2005, and after the expiration of the second consulting agreement, the Company entered into a third consulting agreement with Alexandros. The term of the agreement will expire upon the earlier of completion of a financing or July 7, 2006. Upon execution of the agreement, the Company paid Alexandros $25,000. Upon closing of one or more financings after August 1, 2005 raising an aggregate amount of at least $500,000, the Company, at Alexandros' option, will either (a) pay $50,000 in cash, or (b) issue a number of shares of common stock equal to the quotient of $50,000 divided by the purchase price per share of common stock issued in the financing. In addition, within 30 days of the financing, the Company will issue a warrant for 150,000 shares of common stock. For any investor introduced to the Company by Alexandros, Alexandros will receive (a) a cash payment equal to 5% of the gross proceeds to the Company from the investor and (b) a number of warrants equal to 5% of the number of shares of the Company's capital stock purchased by the investor. The warrant will be exercisable at any time for a period of ten years at an exercise price equal to the purchase price per share of common stock issued in the financing. The number of shares under the warrant will be adjusted to reflect certain instances of stock splits, recapitalizations, or dividends that may occur during the term of the warrant. The Company will be obligated to provide the compensation outlined above for a financing or a transaction, as defined, but not for both and only for the first to occur. In November 2005, following the private placement that we completed on September 2005, we recorded a payable to Alexandros in the amount of $50,000, and issued a warrant to purchase 150,000 shares of our common stock at an exercise price of $1.67 per share. The warrant is exercisable for a period of 10 years. As of the date hereof, our payable balance to Alexandros is $30,000.

GreenShift Corporation

      Kevin Kreisler, who is the Chairman of the Board and Chief Executive Officer of GreenShift Corporation, is a director of Ovation.

      On August 8, 2005, Ovation entered into a letter agreement with INSEQ Corporation, an affiliate corporation of GreenShift Corporation (OTC Bulletin
Board: "GSHF"). GreenShift Corporation agreed on August 6, 2005, to purchase 600,000 shares of our common stock over a four month period beginning on August 30, 2005, for an aggregate purchase price of $1 million, and in conjunction therewith, to receive warrants to purchase 1,200,000 shares of common stock at a price of $2.00 per share.

      The letter agreement provides, among other things, that in the event that we desire to contract with outside contractors to manufacture our Clean Water Appliances, our proprietary compact stand-alone distiller units, or certain components of our Clear Water Appliances, we will be required to engage INSEQ to manufacture the units or components if the terms of its proposal are at least as commercially favorable to us as any competing proposal we receive. The letter agreement further provides that INSEQ will provide us with certain prototype manufacturing services at cost. The right of first refusal granted to INSEQ will terminate on December 31, 2007.

      On August 9, 2005, we entered into a license agreement with GreenShift Industrial, a wholly-owned subsidiary of GreenShift Corporation. GreenShift Industrial focuses on the engineering and marketing of environmentally sensitive innovations and processes that enhance manufacturing efficiencies, improve resource utilization and minimize waste.

      Under the license agreement, we agreed to grant GreenShift Industrial certain exclusive and non-exclusive licenses to use our new patented and patent-pending implementations of a vapor compression water distillate process and our Clean Water Appliance for certain applications of GreenShift Industrial identified in the agreement.

      Pursuant to the license agreement, GreenShift Industrial may develop, invent, make or have made, use, promote, distribute, sell and sublicense the Technology and any development or improvements thereto for the applications detailed in the agreement. The right to sublicense the Technology is limited to sublicenses to "portfolio companies" and affiliates of GreenShift Corporation and only for so long as they remain portfolio companies and affiliates. The term "portfolio companies" is defined in the license agreement to include GreenShift Corporation and any company in which GreenShift Industrial or GreenShift Corporation owns more than 15% of the outstanding equity interests. In addition, we have retained the right to directly sell products and/or provide services to third parties for the applications of GreenShift Industrial that are subject to the exclusive license, and we may enter into certain license or distribution agreements with third parties in connection with these applications, provided that in both cases, we will pay GreenShift Industrial royalty fees.

      In consideration of the licenses granted, GreenShift Industrial agreed to pay Ovation a royalty fee equal to 1% of service revenues or product sale revenues, or 20% of license revenue deriving from the use or license by GreenShift Industrial of the Technology and any development of and improvements to the Technology. The license agreement further provides for an additional license fee if GreenShift Industrial manufactures related equipment at its own expense. We also have a right of first refusal to engineer units based on the licenses for GreenShift Industrial. GreenShift Industrial is obligated to remit royalty fees under the agreement when cash flow permits but no less frequently than annually.

      Under the license agreement, title and ownership of the Technology is retained by Ovation. GreenShift Industrial has agreed to protect and maintain the confidentiality of the information related to the Technology for the term of the agreement and five years thereafter.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits         Description
      --------         -----------

         3.1 Third Amended and Restated Certificate of Incorporation of Ovation Products Corporation, dated September 30, 2005 (1)

         3.2           Amended and Restated Bylaws of Ovation Products
                       Corporation (7)

         4.1           Form of Warrant to purchase common stock (2)

         4.2 Form of Warrant to purchase common stock, granted to each of Ardour Capital Investments and Alexandros Partners LLC

         4.3 Third Amended and Restated Investor Rights Agreement, dated as of June 30, 2004 by and between Ovation Products Corporation and the investors signatory thereto (2)

         4.4           Senior Secured Convertible Promissory Note, dated
                       January 20, 2006, issued by the Registrant to Andlinger & Company, Inc (8)

         10.1          1999 Stock Option Plan (2)

         10.2 Distribution Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc. (2)

         10.3 Strategic Alliance Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc. (2)

         10.4 License Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc. (2)

         10.5 Agreement dated as of October 13, 2001, between Ovation Products Corporation and Twain Associates, Inc. (2)

         10.6 Amendment to Agreement between Ovation Products Corporation and Twain Associates, Inc., dated April 4, 2003 (2)

         10.7 Distribution Agreement, dated as of December 16, 2002 between Ovation Products Corporation and Lancy Water Technology Limited (3)

         10.8 Amendment to Distribution Agreement dated January 27, 2005 between Ovation Products Corporation and Lancy Water Technology Limited (3)

         10.9 First Amendment To Distribution Agreement, dated as of March 8, 2006, between Ovation Products Corporation and Lancy Technology Limited

         10.10 Letter of Agreement, dated March 8, 2006, from Ovation Products Corporation to Lancy Technology Limited

         10.11 Restated License Agreement dated as of June 30, 2004 between Ovation Products Corporation and WMS Family I LLC
                       (2)

         10.12 Agreement dated as of June 30, 2004 between Ovation Products Corporation and WMS Family I LLC (2)

         10.13 Distribution Agreement dated as of December 27, 1997, between Ovation Products Corporation and WMS Enterprises

         10.14 Security Agreement, dated August 21, 1997, by and between the Registrant and WMS Enterprises, Inc. (8)

         10.15 Amendment, dated as of September 15, 2000, by and between Ovation Products Corporation and WMS Enterprises

         10.16 Residential Lease dated as of October 1, 2004 between Ovation Products Corporation and William Zebuhr (2)

         10.17 Financial Advisory Agreement dated April 21, 2005 between Ardour Capital Investments LLC (3)

         10.18 Employment Agreement by and between Ovation Products Corporation and Robert MacDonald, dated as of June 1, 2005 (4)

         10.19 Consulting Agreement dated as of July 7, 2005 between Ovation Products Corporation and Alexandros Partners LLC
                       (5)

         10.20 Form of Purchase Agreement, dated as of June 10, 2005, between Ovation Products Corporation and each of the participants of the private placement consummated on September 2, 2005

         10.21 Letter Agreement, dated August 6, 2005, between Ovation Products Corporation and GreenShift Corporation (6)

         10.22 Letter Agreement, dated August 8, 2005, between Ovation Products Corporation and INSEQ Corporation (6)

         10.23 License Agreement, as of August 9, 2005, between Ovation Products Corporation and GreenShift Industrial Design Corporation (6)

         10.24 Senior Secured Convertible Note Purchase Agreement, date January 20, 2006, between Andlinger & Company, Inc. and the Registrant (8)

         10.25 Security Agreement, dated January 20, 2006, between Andlinger & Company, Inc. and the Registrant (8)

         10.26 Patent Security Agreement, dated January 20, 2006, between Andlinger & Company, Inc. and the Registrant (8)

         10.27 Trademark Security Agreement, dated January 20, 2006, between Andlinger & Company, Inc. and the Registrant (8)

         10.28 Subordination Agreement, dated January 20, 2006, between Andlinger & Company, Inc., WMS Family I, LLC and the Registrant (8)

         31            Rule 13a-14(a) Certifications

         32            Section 1350 Certifications

         99.1          Distiller Flow Diagram (7)
------------------------

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

(3) Previously filed with the SEC on 4.28.2005 as an exhibit to Form 10-SB/A (File No. 000-51145).

(4) Previously filed with the SEC on 6.6.2005 as an exhibit to Form 8-K (File No. 000-51145).

(5) Previously filed with the SEC on 8.2.2005 as an exhibit to Form 10-SB/A (File No. 000-51145).

(6) Previously filed with the SEC on 8.15.2005 as an exhibit to Form 10-QSB (File No. 000-51145).

(7) Previously filed with the SEC on 10.18.05 as an exhibit to Form SB-2 (File No. 333-129084).

(8) Previously filed with the SEC on 1.26.06 as an exhibit to Form 8-K (File No. 000-51145).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      During fiscal years 2004 and 2005, Ovation engaged Wolf & Company, P.C. for professional services rendered as follows:

                 Fee Category               2005       2004
                 ------------               ----       ----
       Audit fees                         $66,000    $60,000
       Audit-related fees                  17,000      6,000
       Tax fees                               -          -
       All other fees                         850        -
                                          -------    -------
                                          $83,850    $66,000
                                          =======    =======


      Audit Fees

      Audit fees were billed for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements.

      Audit-Related Fees

      Audit-related fees for the year 2005 were billed for professional services rendered in connection with our SEC filings during the year 2005. Audit-related fees for the year 2004 were billed for professional services rendered in connection with a private placement memorandum.

      All Other Fees

      All other fees in 2005 related to attendance at our annual stockholders' meeting.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Registered Public Accounting Firm......................F-2

Balance Sheets as of December 31, 2005 and 2004 .............................F-3

Statements of Loss for years ended December 31, 2005 and 2004, and the period from March 1, 1996 (inception) to December 31, 2005......F-4

Statements of Changes in Stockholders' Equity (Deficit) for the period from March 1, 1996 (inception) to December 31, 2005.....................F-5

Statements of Cash Flows for the years ended December 31, 2005 and 2004, and the period from March 1, 1996 (inception) to December 31, 2005......F-9

Notes to Financial Statements...............................................F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Ovation Products Corporation
Nashua, New Hampshire


We have audited the accompanying balance sheets of Ovation Products Corporation (a corporation in the development stage) as of December 31, 2005 and 2004 and the related statements of loss, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the cumulative period from inception (March 1, 1996) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ovation Products Corporation as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the cumulative period from inception (March 1, 1996) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise and has suffered recurring losses from operations since inception, has a working capital deficit and stockholders' deficit and will need to obtain additional funding or alternative means of financial support or both in order to continue as a going concern. These factors raise substantial doubt concerning the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Wolf & Company, P.C.

Boston, Massachusetts
February 3, 2006

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                                                 December 31,     December 31,
                                                                                                      2005            2004
                                                                                                 ------------    ------------

                                ASSETS
Current assets:
   Cash and cash equivalents                                                                     $    630,797    $    186,681
   Prepaid expenses                                                                                    18,774          45,119
                                                                                                 ------------    ------------
      Total current assets                                                                            649,571         231,800
                                                                                                 ------------    ------------

Property and equipment, net of accumulated depreciation                                                12,319          12,967
                                                                                                 ------------    ------------

Other assets:
   Patents, net of accumulated amortization                                                           280,817         308,565
                                                                                                 ------------    ------------

      Total assets                                                                               $    942,707    $    553,332
                                                                                                 ============    ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                              $    497,941    $    484,288
   Accrued expenses                                                                                   212,427         126,883
   Note payable                                                                                       478,535         478,535
   Customer deposit                                                                                    80,000          80,000
                                                                                                 ------------    ------------
      Total current liabilities                                                                     1,268,903       1,169,706
                                                                                                 ------------    ------------

Commitments

Stockholders' deficit:
   Series A Preferred Stock, $1.00 par value; 0 and 200,000 shares authorized, and 0 and 160,000 shares issued and outstanding, at
     December 31, 2005 and  2004, respectively                                                           --         1,746,968
   Series B Preferred Stock, $1.00 par value; 0 and 300,000 shares authorized, and 0 and 294,102 shares issued and outstanding, at
     December 31, 2005 and  2004, respectively                                                           --         1,379,205
   Series B-1 Preferred Stock, $1.00 par value; 0 and 300,000 shares authorized, and 0 and 131,000 shares issued and outstanding, at
     December 31, 2005 and  2004, respectively                                                           --           607,290
   Series C Preferred Stock, $1.00 par value; 0 and 775,000 shares authorized, and 0 and 513,016 shares issued and outstanding, at
     December 31, 2005 and  2004, respectively                                                           --         2,150,721
   Common stock, $0.01 par value; 40,000,000 shares authorized;
     12,577,018 and 1,887,903 shares issued and outstanding at
     December 31, 2005 and  2004, respectively                                                        125,770          18,879
   Additional paid-in capital                                                                      13,851,320       3,899,822
   Deficit accumulated during development stage                                                   (14,303,286)    (10,419,259)
                                                                                                 ------------    ------------
      Total stockholders' deficit                                                                    (326,196)       (616,374)
                                                                                                 ------------    ------------

      Total liabilities and stockholders' deficit                                                $    942,707    $    553,332
                                                                                                 ============    ============


See report of independent registered public accounting firm and notes to financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF LOSS

                                                                         Period of
                                                                       March 1, 1996
                                        Years ended December 31,      (Inception) to
                                      ----------------------------     December 31,
                                          2005            2004             2005
                                      ------------    ------------    --------------
Revenues                              $          -    $          -    $           -
                                      ------------    ------------    -------------

Operating expenses:
   Research and development                923,919       1,228,913        7,032,121
   Sales and marketing                       1,690           8,381           26,235
   General and administrative            1,161,239         729,193        4,224,802
                                      ------------    ------------    -------------
      Total operating expenses           2,086,848       1,966,487       11,283,157
                                      ------------    ------------    -------------

      Operating loss                    (2,086,848)     (1,966,487)     (11,283,157)
                                      ------------    ------------    -------------

Other income (expense):
   Interest income                           4,261           2,866           34,792
   Interest expense                     (1,801,440)       (759,769)      (3,054,921)
                                      ------------    ------------    -------------
      Other expense, net                (1,797,179)       (756,903)      (3,020,129)
                                      ------------    ------------    -------------

      Net loss                        $ (3,884,027)   $ (2,723,390)    $(14,303,286)
                                      ============    ============    =============


Basic and diluted net loss per
  common share                        $      (0.87)   $      (1.45)    $      (8.05)
                                      ============    ============    =============

Shares used in computing basic and
  diluted net loss per common share      4,439,389       1,873,700        1,777,144
                                      ============    ============    =============

See report of independent registered public accounting firm and notes to financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    Series A                  Series B              Series B-1
                                             Common Stock        Preferred Stock           Preferred Stock        Preferred Stock
                                        --------------------   ---------------------   ----------------------   -------------------
                                          Shares     Amount     Shares      Amount       Shares      Amount      Shares     Amount
                                      ----------   ---------   --------   ----------   ---------   ----------   --------  ---------

Balance at Inception (March 1, 1996)          --   $      --         --   $       --          --   $       --         --  $      --
Issuance of common stock to founders     853,200       8,532         --           --          --           --         --         --
Issuance of common stock                  54,000         540         --           --          --           --         --         --
Net loss                                      --          --         --           --          --           --         --         --
                                      ----------   ---------   --------   ----------   ---------   ----------   --------  ---------
Balance at December 31, 1996             907,200       9,072         --           --          --           --         --         --
Issuance of common stock                  36,000         360         --           --          --           --         --         --
Net loss                                      --          --         --           --          --           --         --         --
                                      ----------   ---------   --------   ----------   ---------   ----------   --------  ---------
Balance at December 31, 1997             943,200       9,432         --           --          --           --         --         --
Issuance of common stock                 383,280       3,833         --           --          --           --         --         --
Net loss                                      --          --         --           --          --           --         --         --
                                      ----------   ---------   --------   ----------   ---------   ----------   --------  ---------
Balance at December 31, 1998           1,326,480      13,265         --           --          --           --         --         --
Issuance of common stock                  93,000         930         --           --          --           --         --         --
Net loss                                      --          --         --           --          --           --         --         --
                                      ----------   ---------   --------   ----------   ---------   ----------   --------  ---------
Balance at December 31, 1999           1,419,480      14,195         --           --          --           --         --         --
Issuance of common stock                 449,823       4,498         --           --          --           --         --         --
Fair value of stock options and
  warrants granted to non-employees           --          --         --           --          --           --         --         --
Net loss                                      --          --         --           --          --           --         --         --
                                      ----------   ---------   --------   ----------   ---------   ----------   --------  ---------
Balance at December 31, 2000           1,869,303      18,693         --           --          --           --         --         --
Issuance of Series A Preferred
  Stock and warrants, net of
  issuance costs of $53,032                   --          --    160,000    1,746,968          --           --         --         --
Intrinsic value of options granted
  to an employee                              --          --         --           --          --           --         --         --
Fair value of warrants issued to
  non-employees                               --          --         --           --          --           --         --         --
Net loss                                      --          --         --           --          --           --         --         --
                                      ----------   ---------   --------   ----------   ---------   ----------   --------  ---------
Balance at December 31, 2001           1,869,303      18,693    160,000    1,746,968          --           --         --         --
Issuance of Series B Preferred
  Stock, net of issuance costs of
  $91,290                                     --          --         --           --     283,102    1,324,205         --         --
Issuance of common stock for services        600           6         --           --          --           --         --         --
Series B Preferred Stock issued in
  exchange for engineering services           --          --         --           --      11,000       55,000         --         --
Intrinsic value of options granted
  to an employee                              --          --         --           --          --           --         --         --
Fair value of stock options and
  warrants granted to non-employees           --          --         --           --          --           --         --         --
Net loss                                      --          --         --           --          --           --         --         --
                                      ----------   ---------   --------   ----------   ---------   ----------   --------  ---------
Balance at December 31, 2002           1,869,903      18,699    160,000    1,746,968     294,102    1,379,205         --         --
Issuance of Series B-1 Preferred
  Stock, net of issuance costs
  of $47,710                                  --          --         --           --          --           --    131,000    607,290
Fair value of warrants issued in
  connection with bridge notes
  payable                                     --          --         --           --          --           --         --         --
Beneficial conversion feature on
  bridge notes payable                        --          --         --           --          --           --         --         --
Fair value of stock options and
  warrants granted to non-employees           --          --         --           --          --           --         --         --
Net loss                                      --          --         --           --          --           --         --         --
                                      ----------   ---------   --------   ----------   ---------   ----------   --------  ---------
Balance at December 31, 2003           1,869,903      18,699    160,000    1,746,968     294,102    1,379,205    131,000    607,290
Issuance of Series C Preferred
  Stock and warrants, net of
  issuance costs of $116,404                  --          --         --           --          --           --         --         --
Conversion of bridge notes and
  accrued interest into Series C
  Preferred Stock                             --          --         --           --          --           --         --         --
Common stock issued in exchange for
  investment services in connection
  with Series C Preferred Stock           18,000         180         --           --          --           --         --         --
Fair value of warrants issued in
  connection with notes payable               --          --         --           --          --           --         --         --

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                                                    Series A                  Series B              Series B-1
                                             Common Stock        Preferred Stock           Preferred Stock        Preferred Stock
                                        --------------------   ---------------------   ----------------------   -------------------
                                          Shares     Amount     Shares      Amount       Shares      Amount      Shares     Amount
                                      ----------   ---------   --------   ----------   ---------   ----------   --------  ---------

Fair value of stock options granted
  to non-employees                            --          --         --           --          --           --         --         --
Net loss                                      --          --         --           --          --           --         --         --
                                      ----------   ---------   --------   ----------   ---------   ----------   --------  ---------

Balance at December 31, 2004           1,887,903      18,879    160,000    1,746,968     294,102    1,379,205    131,000    607,290
Issuance of Series C Preferred
  Stock and warrants, net of
  issuance costs of $1,274                    --          --         --           --          --           --         --         --
Fair value of warrants issued in
  connection with notes payable               --          --         --           --          --           --         --         --
Fair value of stock options
  granted to non-employees                    --          --         --           --          --           --         --         --
Issuance of common stock and
  warrants, net of issuance costs
  of $105,125                          1,253,400      12,534         --           --          --           --         --         --
Common stock issued in exchange
  for debt                                66,000         660         --           --          --           --         --         --
Conversion of Series A Preferred
  Stock into common stock                973,332       9,733   (160,000)  (1,746,968)         --           --         --         --
Conversion of Series B Preferred
  Stock into common stock              1,058,766      10,588         --           --    (294,102)  (1,379,205)        --         --
Conversion of Series B-1 Preferred
  Stock into common stock                471,600       4,716         --           --          --           --   (131,000)  (607,290)
Conversion of Series C Preferred
  Stock into common stock              2,601,668      26,017         --           --          --           --         --         --
Common stock issued upon exercise
  of stock options                         3,000          30         --           --          --           --         --         --
Conversion of warrants into
  common stock                         4,261,349      42,613         --           --          --           --         --         --
Net loss                                      --          --         --           --          --           --         --         --
                                      ----------   ---------   --------   ----------   ---------   ----------   --------  ---------

Balance at December 31, 2005          12,577,018    $125,770         --           --          --           --         --         --
                                      ==========   =========   ========   ==========   =========   ==========   ========  =========

See report of independent registered public accounting firm and notes to financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                               Series C                             Deficit
                                            Preferred Stock         Additional    Accumulated     Stockholders'
                                         -----------------------      Paid-in        During          Equity
                                          Shares       Amount         Capital      Development     (Deficit)
                                         --------   ------------   ------------    ------------    ------------

Balance at Inception (March 1, 1996)           --   $         --   $         --    $         --    $         --
Issuance of common stock to founders           --             --         (1,462)             --           7,070
Issuance of common stock                       --             --         44,460              --          45,000
Net loss                                       --             --             --         (50,197)        (50,197)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 1996                   --             --         42,998        (50,197)          1,873
Issuance of common stock                       --             --         29,640              --          30,000
Net loss                                       --             --             --        (178,101)       (178,101)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 1997                   --             --         72,638       (228,298)       (146,228)
Issuance of common stock                       --             --        575,367              --         579,200
Net loss                                       --             --             --        (430,587)       (430,587)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 1998                   --             --        648,005        (658,885)          2,385
Issuance of common stock                       --             --        154,070              --         155,000
Net loss                                       --             --             --        (538,696)       (538,696)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 1999                   --             --        802,075      (1,197,581)       (381,311)
Issuance of common stock                       --             --      1,091,407              --       1,095,905
Fair value of stock options and warrants
  granted to non-employees                     --             --        124,083              --         124,083
Net loss                                       --             --             --      (1,152,737)     (1,152,737)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 2000                   --             --      2,017,565      (2,350,318)       (314,060)
Issuance of Series A Preferred Stock
  and warrants, net of issuance costs
  of $53,032                                   --             --         23,622              --       1,770,590
Intrinsic value of options granted to
  an employee                                  --             --         49,000              --          49,000
Fair value of warrants issued to
  non-employees                                --             --        101,799              --         101,799
Net loss                                       --             --             --      (1,708,501)     (1,708,501)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 2001                   --             --      2,191,986      (4,058,819)       (101,172)
Issuance of Series B Preferred Stock,
  net of issuance costs of $91,290             --             --          2,243              --       1,326,448
Issuance of common stock for services          --             --            994              --           1,000
Series B Preferred Stock issued in
  exchange for engineering services            --             --             --              --          55,000
Intrinsic value of options granted to
  an employee                                  --             --         82,500              --          82,500
Fair value of stock options and
  warrants granted to non-employees            --             --         45,969              --          45,969
Net loss                                       --             --             --      (1,790,640)     (1,790,640)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 2002                   --             --      2,323,692      (5,849,459)       (380,895)
Issuance of Series B-1 Preferred Stock,
  net of issuance costs of $47,710             --             --             --              --         607,290
Fair value of warrants issued in
  connection with bridge notes payable         --             --        121,470              --         121,470
Beneficial conversion feature on bridge
  notes payable                                --             --        121,471              --         121,471
Fair value of stock options and warrants
  granted to non-employees                     --             --        361,429              --         361,429
Net loss                                       --             --             --      (1,846,410)     (1,846,410)
                                         --------   ------------   ------------    ------------    ------------
Balance at December 31, 2003                   --             --      2,928,062      (7,695,869)     (1,015,645)
Issuance of Series C Preferred Stock
  and warrants, net of issuance costs
  of $116,404                             339,040      1,280,841        297,955              --       1,578,796

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                               Series C                            Deficit
                                            Preferred Stock         Additional    Accumulated     Stockholders'
                                         -----------------------      Paid-in        During          Equity
                                          Shares       Amount         Capital      Development     (Deficit)
                                         --------   ------------   ------------    ------------    ------------

Conversion of bridge notes and accrued
  interest into Series C Preferred Stock  173,976        869,880             --              --         869,880
Common stock issued in exchange for
  investment services in connection with
  Series C Preferred Stock                     --             --         29,820              --          30,000
Fair value of warrants issued in
  connection with notes payable                --             --        515,636              --         515,636
Fair value of stock options granted to
    non-employees                              --             --        128,349              --         128,349
Net loss                                       --             --             --      (2,723,390)     (2,723,390)
                                         --------   ------------   ------------    ------------    ------------

Balance at December 31, 2004              513,016      2,150,721      3,899,822     (10,419,259)       (616,374)
Issuance of Series C Preferred Stock and
  warrants, net of issuance costs of
  $1,274                                   29,000        126,038         17,688              --         143,726
Fair value of warrants issued in
  connection with notes payable                --             --        419,337              --         419,337
Fair value of stock options granted
  to non-employees                             --             --        171,620              --         171,620
Issuance of common stock and warrants,
  net of issuance costs of $105,125            --             --      1,971,341              --       1,983,875
Common stock issued in exchange for debt       --             --        109,340              --         110,000
Conversion of Series A Preferred Stock
  into common stock                            --             --      1,737,235              --              --
Conversion of Series B Preferred Stock
  into common stock                            --             --      1,368,617              --              --
Conversion of Series B-1 Preferred Stock
  into common stock                            --             --        602,574              --              --
Conversion of Series C Preferred Stock
  into common stock                      (542,016)     (2,276,759)    2,250,742              --              --
Common stock issued upon exercise of
  stock options                                --             --          1,220              --           1,250
Conversion of warrants into common
  stock                                        --             --      1,301,784              --       1,344,397
Net loss                                       --             --             --      (3,884,027)     (3,884,027)
                                         --------   ------------   ------------    ------------    ------------

Balance at December 31, 2005                   --   $         --   $ 13,851,320    $(14,303,286)   $   (326,196)
                                         ========   ============   ============    ============    ============

See report of independent registered public accounting firm and notes to financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                             Period of March 1,
                                                        Years ended December 31,             1996 (inception) to
                                                    --------------------------------             December 31,
                                                       2005                 2004                     2005
                                                    --------------    --------------         -------------------

Cash flows from operating activities:
   Net loss                                         $  (3,884,027)    $  (2,723,390)             $  (14,303,286)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation                                          5,031             3,371                     39,663
      Amortization of patents                              15,528            13,180                     44,077
      Stock-based compensation related to
        options and warrants                              171,620           128,349                    883,587
      Write-off of abandoned patents                       35,038            81,664                    274,820
      Non-cash interest expense on notes
        payable and bridge notes                        1,763,734           765,256                  2,891,868
      Non-cash investment service expenses                                       --                     80,020
      Non-cash research and development
        expenses                                               --                --                     56,000
      Changes in operating assets and
        liabilities:
        Other receivable                                       --            30,000                          -
        Prepaid expenses                                   26,345           (40,119)                   (18,774)
        Customer deposits                                      --                --                     80,000
           Preferred stock deposits                            --                --                         --
        Accounts payable                                   63,653           103,547                    547,941
        Accrued expenses                                   85,544            16,230                    212,427
                                                    -------------     -------------              -------------
      Net cash used in operating activities            (1,717,534)       (1,621,912)                (9,211,657)
                                                    -------------     -------------              -------------

Cash flows from investing activities:
   Purchases of property and equipment                     (4,383)           (5,589)                   (51,982)
   Purchases of patents                                   (22,818)          (81,160)                  (599,714)
                                                    -------------     -------------              -------------
      Net cash used in investing activities               (27,201)          (86,749)                  (651,696)
                                                    -------------     -------------              -------------

Cash flows from financing activities:
   Proceeds from notes payable
    and warrants                                           60,000                --                    220,000
   Proceeds from bridge notes payable and
     warrants                                                  --                --                    800,000
   Proceeds from convertible
     debentures                                                --                --                    180,000
   Repayment of convertible debentures                         --                --                   (60,000)
   Proceeds from deposits on preferred stock
     offerings                                                 --                --                     75,000
   Proceeds from exercise of stock options                  1,250                --                      1,250
   Proceeds from issuance of Series C
     preferred stock, net of issuance costs               143,726         1,608,796                  1,752,522
   Proceeds from issuance of Series B-1
     preferred stock, net of issuance costs                    --                --                    532,290
   Proceeds from issuance of Series B
     preferred stock, net of issuance costs                    --                --                  1,326,448
   Proceeds from issuance of Series A
     preferred stock, net of issuance costs                    --                --                  1,770,590
   Proceeds from issuance of common stock and
     warrants                                           1,983,875                --                  3,896,050
                                                    -------------     -------------              -------------
      Net cash provided by financing
activities                                              2,188,851         1,608,796                 10,494,150
                                                    -------------     -------------              -------------

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                                                                             Period of March 1,
                                                        Years ended December 31,             1996 (inception) to
                                                    --------------------------------             December 31,
                                                       2005                 2004                     2005
                                                    --------------    --------------         -------------------
Net increase (decrease) in cash and cash
  equivalents                                             444,116           (99,865)                   630,797

Cash and cash equivalents at beginning of
  period                                                  186,681           286,546                         --

                                                    -------------     -------------              -------------

Cash and cash equivalents at end of period          $     630,797     $     186,681              $     630,797
                                                    =============     =============              =============

Supplemental disclosures:
   Cash paid for interest                           $      34,508     $      11,111              $      54,098
                                                    =============     =============              =============

Non-cash investing and financing activities:


Preferred stock converted into common stock      $      6,010,222     $          --            $     6,010,222
                                                 ================     =============            ===============
Common stock issued as payment for accounts
  payable                                        $         50,000     $          --            $       140,000
                                                 ================     =============            ===============
Notes payable issued for accrued interest        $             --     $          --            $        15,669
                                                 ================     =============            ===============
Preferred stock deposits transferred to
  Series B-1 Preferred Stock                     $             --     $          --            $        75,000
                                                 ================     =============            ===============
Bridge notes and interest converted into
  Series C Preferred Stock                       $             --     $     869,880            $       869,880
                                                 ================     ==============           ===============
Convertible debentures converted to a note
  payable                                        $             --     $      60,000            $       120,000
                                                 ================     =============            ===============
Conversion of note payable into common stock     $         60,000     $          --            $        60,000
                                                 ================     =============            ===============
Accrual of stock issuances costs                 $         75,000     $          --            $        75,000
                                                 ================     =============            ===============

See report of independent registered public accounting firm and notes to financial statements.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS

Ovation Products Corporation (the "Company") is engaged in the business of designing and developing distillation technology for waste water treatment, water purification and related processes. The Company's core technology offers vapor compression-distillation in a small-sized appliance for use in a variety of settings including residential water cleaning, residential water recycling and small-volume industrial recycling and waste water disposal.

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

Since its inception on March 1, 1996, the Company has devoted its efforts principally to research and development, business development activities and raising capital. As a result, the Company is considered a development stage company pursuant to Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. Accumulated deficit for the period from inception (March 1, 1996) through December 31, 2005 was $14,303,286.

The Company's future capital requirements will depend upon many factors, including progress with manufacturing and marketing its technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, competing technological and market developments, and its ability to establish collaborative arrangements, effective commercialization of its products, marketing activities and other arrangements.

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

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

RECAPITALIZATION AND STOCK SPLIT (CONCLUDED)

In addition, each of the following matters (collectively, the "Recapitalization") was approved at the Special Meeting by a vote of the holders of our common stock and preferred stock voting together:

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has incurred net losses of $3,884,027 and $2,723,390 for the year ended December 31, 2005 and 2004, respectively. Additionally, the Company has a working capital deficit of $619,332 and stockholders' deficit of $326,196 at December 31, 2005. There is no assurance that the Company can reverse its operating losses, or that it can raise additional capital to allow it to continue its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONCLUDED)

GOING CONCERN (CONCLUDED)

Management expects that the Company will continue to experience negative cash flows from operations and net losses for the foreseeable future. Based upon management's current plans, management believes that existing capital resources, plus the proceeds of a planned financing of approximately $6.5 million, will be sufficient to meet the Company's operating expenses and capital requirements through September 2007, at which point the Company expects to have been shipping commercial product for over nine months.

During 2005, the Company raised gross proceeds of $145,000 through the issuance of Series C Preferred Stock and $2,199,000 through the issuance of common stock (including $2,089,000 received in cash and $110,000 in cancellation of debt).

The Andlinger Investment and the Subsequent Investment (see Note 13) may meet the Company's investment requirements until the Company commences commercial shipment, provided that various conditions are met between the parties, including satisfactory results from Andlinger's due diligence process with the Company scheduled to close at the end of March 2006. If the Subsequent Investment is not consummated, the Company will seek financing from other sources.

We are in the process of finalizing the production design of our distiller, and have built and are currently testing a commercially-viable unit. Management expects to assemble an initial pilot run of 11 units in the second quarter of 2006, which will be shipped to the Company's corporate partners for testing. Under our current operating plan, which contemplates the Subsequent Investment by Andlinger, we intend to build 10 additional pilot production units in the third quarter of 2006 for additional testing and then start commercial production in the fourth quarter at the rate of two units per week. The commercially-viable units are expected to be shipped to strategic partners, who will be responsible for the sales and marketing of Ovation's technology. Management believes that the strategic partners will be able to absorb all of the units the Company is able to manufacture through the end of 2007. Any delays in the Company's ability to secure funding will have a negative impact on the timeline to reach first commercial shipment.

Changes in management's business strategy, technology development, marketing plans or other events affecting management's operating plans and expenses, may result in the expenditure of existing cash before additional investment may be secured. If this occurs, the Company's ability to meet its cash obligations as they become due and payable will depend on the Company's ability to issue securities, borrow funds or some combination thereof. The Company may not be successful in raising necessary funds on acceptable terms, or at all.

In the event the Company is unable to raise additional capital in a timely manner or under acceptable conditions, the Company believes that it can continue to run its operations short-term by significantly decreasing the professional services it has engaged to support its financing activities, extending accounts payable, and reducing other expenditures not related to building pre-production and production units. The Company's Chief Executive Officer, President, and Chairman would each defer their salaries and consolidate operations from our manufacturing space into the Company's main facility. These reductions would enable the Company to continue operations into the third quarter of 2006.

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

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

CASH EQUIVALENTS

The Company considers short-term investments with original maturity dates of three months or less at the date of purchase to be cash equivalents. Cash equivalents of $629,309 and $101,087 as of December 31, 2005 and 2004, respectively, primarily consisted of money market funds held by large financial institutions in the United States.

FINANCIAL INSTRUMENTS

The Company's financial instruments, consisting of cash equivalents, accounts payable and a note payable, are carried at cost, which approximates fair value due to the short-term nature of these instruments.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company provides for depreciation using the straight-line method based on the respective asset's estimated useful life. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

          Computer equipment                        3 - 5 years
          Furniture and equipment                   5 - 7 years

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PATENTS

Costs of outside legal counsel related to obtaining new patents are capitalized as incurred. Patent costs are amortized over the legal life of the patents, generally twenty years, starting on the patent issue date. The costs of unsuccessful and abandoned patent applications are expensed when abandoned. The costs to maintain existing patents are expensed as incurred. The nature of the technology underlying these patents is concentrated on the Company's proprietary heat exchanger and system hardware designs, and the way in which elements of the Company's distiller technology are integrated or work together. These functionalities are components of the Company's product differentiation, as they enable the overall system design's reduced size and ultimately cost, which the Company believes is critical to its value proposition. The Company has abandoned patent applications that were no longer considered critical to its product development, or were related to speculative future design features which are no longer deemed feasible.

IMPAIRMENT OF LONG-LIVED ASSETS AND DEFINITE-LIVED AMORTIZABLE INTANGIBLES

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, the Company reviews long-lived assets and definite-lived amortizable intangibles for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. In general, the Company's long-lived assets and definite-lived amortizable intangibles do not have independent, identifiable cash flows. As a result, the Company's impairment test is based on an entity-level undiscounted cash flow analysis. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value. Long-lived assets consist of property and equipment and definite-lived amortizable intangibles consist of patent costs. As of December 31, 2005 and 2004, there was no impairment of the carrying amounts of long-lived assets or definite-lived amortizable intangibles.

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

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

Awards under the Company's stock option plan are accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, in accounting for its employee stock options, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recorded for options awarded to employees with exercise prices equal to or in excess of the stock's fair market value on the grant date. The Company has adopted the disclosure requirements of SFAS No. 123, which is based on the fair value method of measuring stock-based compensation. The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The weighted-average fair value of options granted during 2005 and 2004 was $1.01 per share in both periods. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model. The following assumptions were made for grants in 2005 and 2004:

                                             2005                 2004
                                             ----                 ----
     Expected volatility                     70%                  70%
     Expected dividend yield                 0%                   0%
     Expected lives of options (in years)    5                    5
     Risk-free interest rate                 3.63% - 4.47%        3.23% - 3.68%


The expected volatility factor was based on public small capitalization stocks with significant risk (scientific or otherwise), which tend to have a relatively high volatility. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting period, which ranges from six months to four years. Had compensation expense for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net loss would have been as follows:

                                                                                                     Years ended December 31,
                                                                                                   2005                     2004
                                                                                                -----------             -----------
           Net loss as reported                                                                 $(3,884,027)            $(2,723,390)
           Add: Stock-based employee compensation expense included in
           reported net loss                                                                             --                      --

           Deduct: Stock-based employee compensation expense determined
           under fair value-based method for all awards                                            (213,173)               (109,059)
                                                                                                -----------             -----------
           Pro forma net loss                                                                   $(4,097,200)            $(2,832,449)
                                                                                                ===========             ===========

           Basic and diluted net loss per share:

               As reported                                                                      $     (0.87)            $     (1.45)
                                                                                                ===========             ===========
               Pro forma                                                                        $     (0.92)            $     (1.51)
                                                                                                ===========             ===========

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

NET LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, and related interpretations. Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss by the weighted-average number of common stock outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants. All common stock equivalents have been excluded from the computation of diluted net loss per shares as their effect would be anti-dilutive.

As a result of the Recapitalization and stock split (see Note 1), the 2004 net loss per share was retroactively restated from $4.36 to $1.45.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, Statements of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Pro forma disclosure is not an alternative under SFAS No. 123(R), which must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006.

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

RECENTLY ISSUED ACCOUNTING STANDARDS (CONCLUDED)

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" approach or a "modified retrospective" approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. The Company has adopted the modified prospective approach.

As permitted by SFAS No. 123, the Company currently accounts for the share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, grants of stock to employees have historically been recorded at fair value as required under existing accounting standards. The Company expects the adoption of SFAS No. 123(R) not to have a material effect on its results of operations. However, the Company's results of operations could be materially affected by share-based payments issued after the adoption of SFAS 123(R). Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as reflected in the stock-based compensation section above.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since the Company does not have the benefit of tax deductions in excess of recognized compensation cost, because of its net operating loss position, the change will have no immediate impact on the Company's consolidated financial statements.

In December 2004, FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be "so abnormal" as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, FASB issued SFAS No. 153, Exchanges of Non-monetary Assets to amend APB Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company's financial position or results of operations.

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31:

                                                                                            Estimated
                                                            2005             2004          Useful Lives
                                                         ---------        ---------       -------------
        Computer equipment                               $  40,472        $  36,089       3 - 5 years
        Furniture and equipment                             11,510           11,510       5 - 7 years
                                                         ---------        ---------
                                                            51,982           47,599
        Less accumulated depreciation                      (39,663)         (34,632)
                                                         ---------        ---------

        Property and equipment, net                      $  12,319        $  12,967
                                                         =========        =========

4.      INTANGIBLE ASSETS

        Patents are being amortized on a straight-line basis over their respective useful lives. Intangible assets consist of the following at December 31:

                                                                                           Estimated
                                                            2005             2004          Useful Lives
                                                         ---------        ---------       -------------
        Patented technology                              $ 277,784        $ 211,541         20 years
        Less accumulated amortization                      (44,077)         (28,549)
                                                         ---------        ---------
                                                           233,707          182,992
        Patents in process                                  47,110          125,573
                                                         ---------        ---------

        Patents, net                                     $ 280,817        $ 308,565
                                                         =========        =========

        The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

                           Year Ending December 31:
                           ------------------------
                                     2006                            $  13,473
                                     2007                               13,473
                                     2008                               13,473
                                     2009                               13,473
                                     2010                               13,473
                                  Thereafter                           166,342
                                                                     ---------
                                                                     $ 233,707
                                                                     =========
See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.      ACCRUED EXPENSES

        Accrued expenses consist of the following at December 31:

                                                      2005         2004
                                                   --------     --------
        Accrued vacation                           $ 20,008     $ 52,836
        Accrued legal fees                          143,460       15,000
        Accrued interest                              5,690        2,492
        Accrued accounting and auditing              31,081       34,232
        Other accrued expenses                       12,188       22,323
                                                   --------     --------

                                                   $212,427     $126,883
                                                   ========     ========

6.      INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2005 and 2004, the Company has net operating loss carryforwards of approximately $9,796,000 and $9,318,600, respectively, available to offset future federal and state taxable income, expiring in varying amounts through 2025. Under the Internal Revenue Code (IRC), certain changes in the Company's ownership, as defined, may limit the amount of net operating loss and carryforwards that can be utilized in any one year to offset future taxable income.

        The Company has net deferred tax assets at December 31, 2005 and 2004 that consist of the following:

                                                  2005           2004
                                              -----------    -----------
        Deferred tax assets:
        Net operating loss carryforwards      $ 3,944,900    $ 3,752,604
        Other timing differences                   99,400         57,995
        Capitalized costs                         550,000             --
        Stock compensation                        158,800         89,645
                                              -----------    -----------

            Total deferred tax assets            4,753,100     3,900,244

        Valuation allowance                    (4,753,100)    (3,900,244)
                                              -----------    -----------
            Total deferred tax assets                  --             --

        Deferred tax liabilities                       --             --
                                              -----------    -----------

            Net deferred tax asset            $        --    $        --
                                              ===========    ===========

        In 2005, the valuation allowance increased approximately $853,000 as a result of an additional net operating loss carryforward.

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

        INCOME TAXES (CONCLUDED)

        The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities.

        The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax net loss for the years ended December 31, 2005 and 2004 due to the following:

                                                         2005           2004
                                                   ------------   -----------
        Expected tax expense (benefit)                     (34%)         (34%)

        Increase (decrease) related to:
             Permanent differences                          16%            2%
             Temporary differences and other
             State taxes                                   (5%)          (5%)
             Increase in valuation allowance on
             deferred tax asset                             23%           37%
                                                   ------------   -----------
                                                             0%            0%
                                                   ============   ===========


See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.       NOTES PAYABLE

SJE

On June 1, 2005, the Company secured a loan in the amount of $60,000 from S.J. Electro Systems, Inc. ("SJE"), a current Ovation stockholder, to fund ongoing operational expenses (the "SJE Loan"). Under the terms of the SJE Loan, Ovation has agreed to repay the principal amount of the loan on or before June 1, 2006, and the SJE Loan contains no conversion provisions. Interest was to accrue and compound monthly at the Prime Rate plus 1% (the "Interest Rate") and was payable to SJE on a monthly basis. The SJE Loan was subject to customary terms and conditions, including acceleration and penalty interest of 7% above the Interest Rate in the event of certain defaults or events of nonpayment. In conjunction with the loan, SJE received a warrant to purchase up to 36,000 shares of Ovation's common stock at $1.67 per share (the "SJE Loan Warrant"). The SJE Loan Warrant has a term of ten years. Because the warrant was issued in conjunction with the debt, the relative fair value of the warrant was recorded as additional paid-in capital and a debt discount of $26,243 on the SJE Loan. The total discount was amortized to interest expense over the term of the loan.

In August 2005, the Company and SJE agreed to convert the $60,000 principal loan balance into 36,000 shares of common stock. The common stock was accompanied by warrants to purchase 72,000 shares of common stock at a price of $2.00 per share. SJE elected to convert its warrants to purchase 72,000 shares of common stock into 54,000 shares of common stock as part of the Recapitalization transaction (see Note 1) approved by our stockholders on September 30, 2005. The SJE Loan Warrant remains outstanding at December 31, 2005. The remaining debt discount was fully amortized upon conversion of the debt. For the year ended December 31, 2005, non-cash interest expense related to the discount on this loan is $26,243.

WMS

At December 31, 2005 and 2004, the Company owed $478,535 under a note payable to WMS Family I, LLC ("WMS"). This note (the "Note Payable") carried an interest rate of prime plus 1% (8.25% at December 31, 2005). The Note Payable was secured by a continuing security interest pursuant to the terms of a Security Agreement, dated August 21, 1997.

In March 2005, the Company exercised its second of five six-month extensions of the maturity date of the Note Payable, extending the maturity date to January 2006. In exchange for the extension, the Company issued to WMS a warrant to purchase 150,000 shares of Common Stock at $1.67 per share with a term of ten years. The fair value of the warrant was recorded as non-cash interest expense at March 31, 2005 in the amount of $196,892.

In September 2005, the Company exercised its third of five six-month extensions of the maturity date of the Note Payable, extending the maturity date to July 2006. In exchange for the extension, the Company issued to WMS a warrant to purchase 150,000 shares of Common Stock at $1.67 per share with a term of ten years. The fair value of the warrant was recorded as non-cash interest expense at September 30, 2005 in the amount of $196,202.

On January 20, 2006 and in conjunction with the Andlinger Investment (see Note
13), the Company paid off the Note Payable in full.

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8.       PREFERRED STOCK

In the year ended December 31, 2004, the Company issued 339,040 shares of Series C Preferred Stock at $5.00 per share for gross proceeds of $1,695,200. In addition, bridge notes issued in 2003 and accrued interest converted into 173,976 shares of Series C Preferred Stock. Issuance fees were $116,404. Holders of the Series C Preferred Stock received warrants to purchase 153,900 shares of Series C Preferred Stock at $5.00 per share. The warrants were to expire two years from the date of issuance. The fair value of the warrants was calculated using the Black-Scholes model, and as a result, an amount of $297,955 was allocated to the warrants and recorded as additional paid-in capital. Cumulative undeclared dividends payable upon liquidation were $0 and $67,945 at December 31, 2005 and 2004.

During the year ended December 31, 2005, the Company issued 29,000 shares of Series C Preferred Stock at $5.00 per share for gross proceeds of $145,000.

Purchasers of the Series C Preferred Stock received warrants to purchase 8,700 shares of Series C Preferred Stock at $5.00 per share. The warrants were to expire two years from the date of issuance. The fair value of the warrants was calculated using the Black-Scholes model, and as a result, an amount of $17,688 was allocated to the warrants and recorded as additional paid-in capital. Based on the effective conversion price of the Series C Preferred Stock, the Company determined that there was no beneficial conversion feature associated with these issuances.

On September 30, 2005, at a special meeting of the stockholders, the conversion of the Series A Preferred Stock, Series B Preferred Stock, Series B-1 Preferred Stock and Series C Preferred Stock into common stock was approved (see Note 1). As a result, all classes of preferred stock converted into 5,105,366 shares of common stock, including an additional 301,332 shares of common stock issued to holders of the Series A Preferred Stock as a result of anti-dilution rights. In addition, all previously designated series of preferred stock were eliminated and 10,000,000 shares of undesignated preferred stock were authorized.

At December 31, 2005, there were no shares of Preferred Stock designated, issued or outstanding.

9.       COMMON STOCK

In October 2004, the Company issued 18,000 shares of Common Stock in exchange for investment services related to the Series C financing. As a result, $30,000 were included in the Series C Preferred Stock issuance costs.

During the year ended December 31, 2005, the Company issued 1,319,400 shares of common stock at $1.67 per share for gross proceeds of $2,199,000 in a private placement concluded on September 2, 2005 (the "Private Placement"). Included in these amounts are a total of 66,000 shares of common stock issued in exchange for the cancellation of certain debts, including the $60,000 SJE Loan (see Note
7) and $50,000 due to a consultant, totaling $110,000. GreenShift Corporation ("GreenShift"), one of the purchasers in the Private Placement, agreed to purchase a total of 600,000 shares of common stock for $1,000,000 to be funded over a period of four months, ending on December 15, 2005.

Under the terms of the Private Placement, for each share of common stock purchased, the purchaser received warrants to purchase two shares of common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. As a result, warrants to purchase a total of 2,638,800 shares of common stock were issued in the year ended December 31, 2005. Included in this amount are warrants to purchase 900,000 shares of common stock issuable to GreenShift for its investments subsequent to the Recapitalization (see Note 1). The relative fair value of the total warrants issued was determined to be approximately $2,509,985. The Company recorded this as a debit and credit to additional paid in capital so there was no net impact on equity.

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

COMMON STOCK (CONCLUDED)

All the purchasers in the Private Placement elected to convert their warrants into common stock as part of the Recapitalization approved by Ovation stockholders on September 30, 2005 (see Notes 1 and 11).

Shares of common stock reserved for future issuance at December 31, 2005 consist of the following:

           Stock options
                 Outstanding                                1,372,716
                 Available for Grant                        1,474,284
           Warrants                                           276,000
                                                            ---------

                 Total common shares reserved               3,123,000
                                                            =========


10.      STOCK OPTIONS

1999 STOCK OPTION PLAN

On October 8, 1999, the Company's Board of Directors and stockholders adopted the 1999 Stock Option Plan (the Option Plan). The Option Plan provides for the granting of up to 750,000 shares of common stock pursuant to incentive stock options, nonqualified option awards, stock grants and other restricted stock awards for officers, directors, employees, consultants and advisers.

Incentive stock options may not be granted at less than the fair market value of the Company's common stock at the date of grant. The options can be exercisable at various dates, as determined by the Company's Board of Directors, and will expire no more than ten years from the date of grant. Options granted under the Option Plan are restricted as to transfer. For holders of more than 10% of the Company's voting stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company's common stock at the date of grant, with an expiration date not to exceed five years. Options granted under the Option Plan vest over periods as determined by the Board of Directors, which are generally a period of four years from the date of grant for employees and six months from the date of grant for non-employees.

The Board of Directors of the Company has determined the fair value of the Company's common stock in its good faith judgment at each option grant date under the Option Plan, considering a number of factors, including the

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

STOCK OPTIONS (CONTINUED)

1999 STOCK OPTION PLAN (CONTINUED)

financial and operating performance of the Company, recent transactions in the Company's capital stock, if any, the values of similarly situated companies and the lack of marketability of the Company's common stock.

Between October 2003 and October 2005, the shareholders of the Company voted to increase the shares available under the 1999 Stock Option Plan pool from 750,000 shares to 2,850,000 shares. In the year ended December 31, 2005, options for the purchase of 3,000 shares of common stock were exercised for cash proceeds of $1,250. No options were exercised in the year ended December 31, 2004.

A summary of option activity for the years ended December 31, 2005 and 2004 is as follows:

                                                          2005                         2004
                                               ------------------------     -------------------------
                                                               Weighted                      Weighted
                                                               Average                       Average
                                                               Exercise                      Exercise
                                                 Shares         Price          Shares         Price
                                               ----------      --------     ----------       --------
     Outstanding at beginning of year             876,591       $1.74          740,631        $1.75
     Granted                                      512,859        1.67          141,660         1.67
     Exercised                                     (3,000)       0.42               --        --
     Forfeited                                    (13,734)       1.74           (5,700)        1.67
                                               ----------                   ----------

         Outstanding at end of year             1,372,716       $1.72          876,591        $1.74
                                               ==========                   ==========

     Exercisable at end of year                   986,313       $1.76          662,232        $1.75

The following table summarizes information about stock options outstanding at December 31, 2005:

                                     Options Outstanding                      Options Exercisable
                        --------------------------------------------      --------------------------
                                           Weighted
                                            Average         Weighted                        Weighted
                                           Remaining        Average                         Average
                           Number         Contractual       Exercise         Number         Exercise
     Exercise Price     Outstanding       Life (Yrs.)        Price        Exercisable        Price
     --------------     -----------       -----------        -----        -----------        -----
         $0.42              125,400            5.5             $0.42          108,600        $0.42
         $1.67            1,101,705            8.2             $1.67          732,102        $1.67
         $2.50               23,400            4.6             $2.50           23,400        $2.50
         $3.33              122,211            5.5             $3.33          122,211        $3.33
                        -----------                                       -----------

                          1,372,716            7.7             $1.72          986,313        $1.76
                        ===========                                       ===========

At December 31, 2005, 1,474,284 stock options were available for grant under the Option Plan.

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

STOCK OPTIONS (CONCLUDED)

EQUITY INSTRUMENTS ISSUED TO NON-EMPLOYEES

From time to time since its inception, the Company has issued equity instruments to certain non-employees in exchange for services. When deemed appropriate, the Company has issued equity securities in exchange for services in order to conserve cash as well as to align the interests of certain vendors with those of the Company. The services received related primarily to obtaining financing, engineering services related to research and development, sales and marketing services and general management consulting. The equity instruments issued include warrants, options, and preferred and common stock. The equity instruments were recorded at fair value based on either the value of the services rendered or the securities issued, whichever is more readily determinable. In all instances, the Company determined the fair value of the equity instruments issued to be more readily determinable. The fair value of preferred and common stock issued was determined by the most recent price at which the same or substantially similar securities were sold to outside investors. The fair value of options and warrants was determined using the Black-Scholes model using the assumptions as described in Note 11.

During 2004, options to purchase 42,442 shares of Common Stock were issued to consultants with six-month cliff vesting. These options were recorded at fair value using the Black-Scholes option pricing model. This resulted in additional paid-in capital and non-cash compensation expense of $128,349.

During 2005, options to purchase 198,495 shares of Common Stock were issued to consultants with six-month cliff vesting. These options have been recorded at fair value using the Black-Scholes option pricing model. This resulted in additional paid-in capital and non-cash compensation expense, $72,944 of which was recorded to research and development expense and $98,676 of which was recorded to general and administrative expense.

11.     WARRANTS

The Company has recorded the warrant instruments described below in equity in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, paragraph 11(a), and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

2004 AND PRIOR ACTIVITY

In 2003, the Company issued warrants to purchase 60,000 shares of common stock at $1.67 per share to a consultant in conjunction with investment services related to the Series B-1 Preferred Stock. The warrants have a term of five years. These warrants have been recorded at fair value using the Black-Scholes option-pricing model. The value of these warrants, $60,184, was recorded as additional paid-in capital and a non-cash compensation expense in 2003.

In 2004, the Company issued warrants to purchase 153,900 shares (461,700 shares after giving effect to the common stock split) of Series C Convertible Preferred Stock at $5.00 per share with a term of two years. These warrants have been recorded at their relative fair value using the Black-Scholes option-pricing model. This resulted in $297,955 of the Series C Convertible Preferred Stock proceeds being allocated to additional paid in capital.

In conjunction with the Debt Agreement entered into in June 2004, all warrants issued to WMS were cancelled and additional warrants were granted in the form of two new warrant agreements totaling 216,000 and 512,892 shares of common stock exercisable at $0.83 and $1.67 per share, respectively. The warrants had terms of ten years. As the warrants were issued in conjunction with the debt consolidation and extension, the relative fair value of the warrants, $322,106, was recorded as additional paid-in capital and a debt discount on the Note Payable.

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

WARRANTS (CONTINUED)

2004 AND PRIOR ACTIVITY (CONCLUDED)

In October 2004, the Company exercised its first of five six-month extensions on the Note Payable, extending the maturity date to July 2005. In exchange for the extension, the Company issued to WMS a warrant to purchase 150,000 shares of Common Stock at $1.67 per share with a term of ten years. The fair value of the warrants, $193,530, was recorded as non-cash interest expense.

2005 ACTIVITY

In 2005, the Company issued warrants to purchase 8,700 shares (26,100 shares after giving effect to the common stock split) of Series C Convertible Preferred Stock at $5.00 per share with a term of two years. The fair value of the warrants, $17,688, was recorded as an issuance cost.

The Company also issued warrants to purchase 2,638,800 shares of Common Stock at $1.67 per share, in conjunction with the Company's Private Placement (see Note
9). The fair value of the warrants in the amount of $2,509,985 was recorded as a debit and credit to additional paid in capital so there was no net impact on equity. The Private Placement warrants had a five-year life.

The Company issued warrants to purchase 300,000 shares of Common Stock to WMS in 2005, in exchange for two separate repayment extensions on the WMS Loan. The warrants were issued in two separate blocks of 150,000 shares in March and September 2005, at $1.67 per share and each had a ten-year life. The fair value of the March and September warrants was charged to interest expense in the periods they were issued, in the amounts of $196,892 and $196,202, respectively.

In June 2005, the Company issued warrants to purchase 36,000 shares of Common Stock to SJE, in partial consideration for the SJE Loan (see Note 7). The warrants were $1.67 per share and have a ten-year life. The relative fair value of the warrants of $26,243 was recorded as a debt discount and additional paid-in capital.

In November and December 2005, the Company issued warrants to purchase a total of 150,000 and 30,000 shares of Common Stock to Alexandros Partners and Ardour Capital Management, respectively, in exchange for financial services related to the Private Placement (see Note 9). The warrants are $1.67 per share and have a ten-year life. The fair value of the Alexandros and Ardour warrants was $196,768 and $39,374, respectively. The Company recorded this as a debit and credit to additional paid in capital so there was no net impact on equity.

Following the Company's Recapitalization on September 30, 2005 (see Note 1), warrants to purchase 210,600 shares of Series C Preferred Stock were converted into 631,800 shares of common stock (after giving effect to the common stock split), and total warrants to purchase 2,638,800 shares of common stock were converted into 1,979,100 shares of common stock. Included in this amount are warrants to purchase 900,000 shares of common stock issuable to GreenShift for its investments subsequent to the Recapitalization (see Note 1) which converted directly into 675,000 shares of common stock. The Company accounted for the exchange of warrants for common stock as an exchange of equity instruments. As a result, the Company recorded the common stock issued in exchange for the warrants at the remaining unamortized fair value of the warrant, if any, plus the amount by which (a) the fair value of the common stock measured at the exchange date is greater than (b) the fair value of the warrant measured immediately before the exchange. Except as indicated below, all the warrants exchanged for common stock had been issued in common and preferred stock financings. As a result, there was no charge to operations and no impact on stockholders' equity as a result of the exchange. Included in the amounts above are warrants originally issued in conjunction with a bridge loan in 2003 (the "Bridge Warrants"). The Bridge Warrants consisted of warrants to purchase 144,000 shares of common stock at $1.67

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

WARRANTS (CONTINUED)

2005 ACTIVITY (CONTINUED)

per share. The excess of the fair value of the common stock exchanged for these warrants over the fair value of these warrants measured immediately before the exchange, $118,438, was recorded as non-cash interest expense in 2005.

In November 2005, the Company and WMS agreed that all warrants held by WMS will be converted into shares of common stock for no additional consideration on a basis of 1.4 shares of common stock for each warrant share. As a result of this agreement, the Company issued 1,650,449 shares of common stock to WMS in exchange for warrants to purchase 1,178,892 shares of common stock. The excess of the fair value of the common stock exchanged for the warrants over the fair value of the warrants measured immediately before the exchange, $1,225,959, was recorded as non-cash interest expense in 2005.

In addition, the parties agreed that in the event that the Company would like to exercise its right to further extend the maturity date of the Note Payable, then in lieu of the warrants to purchase 150,000 shares issuable on each additional possible extension of the WMS Loan, the Company will grant WMS 210,000 shares of common stock for each extension (subject to customary adjustments). The WMS Loan was paid in full in January 2006 (see Note 13) without any additional warrant issuances.

At December 31, 2005, a total of 276,000 warrants remain outstanding.

A summary of warrant activity for the years ended December 31, 2005 and 2004 is as follows:

                                                     2005                 2004
                                            -------------------  ---------------------
                                                       Weighted               Weighted
                                                        Average               Average
                                                       Exercise               Exercise
                                              Shares     Price     Shares      Price
                                              ------     -----     ------      -----
        Outstanding at beginning of year    1,544,592    $1.55      493,458    $1.67
        Granted                             3,180,900    $1.94    1,340,592    $1.53
        Cancelled                                  --       --     (289,458)   $1.67
        Converted into Common Stock        (4,449,492)   $1.83           --       --
                                           ----------            ----------
            Outstanding at end of year        276,000    $1.67    1,544,592    $1.55
                                           ==========            ==========

All warrants are fully vested and exercisable upon issuance.

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

WARRANTS (CONTINUED)

2005 ACTIVITY (CONTINUED)

The following table summarizes information about warrants outstanding at December 31, 2005:


                                                  Shares         Class of        Exercise      Date of
                                               Exercisable         Stock           Price       Expiration
                                               ------------    --------------    ----------    -------------
        Issued in conjunction with Series         60,000          Common           $1.67       July 2008
           B-1 Preferred Stock
        Issued in conjunction with the SJE
           Loan                                   36,000          Common           $1.67       June 2015
        Issued in conjunction with Private                                                     November -
           Placement                             180,000          Common           $1.67       December 2015
                                               ------------
                        Total                    276,000                           $1.67
                                               ============

The fair value of warrants was estimated as of the date of grant using the Black-Scholes model. The following weighted average assumptions were used for grants in 2005 and 2004:

                                                     2005             2004
                                                    ------          -------
      Fair value of stock                            $1.67           $1.67
      Expected volatility                             70%             70%
      Expected dividend yield                         0%               0%
      Expected lives of warrants (in years)           5.7             6.7
      Risk-free interest rate                        4.18%           3.38%

12.      COMMITMENTS

OPERATING LEASES

         The Company leases approximately 3,000 square feet of office space from the Company's founder, currently serving as its Chairman, under a one-year lease and 1,950 square feet of manufacturing space in Nashua, New Hampshire from an unrelated third party on a month-to-month basis. The manufacturing space was rented commencing in November 2003. Total rent expense was $38,400 for the years ended December 31, 2005 and 2004. There are no future minimum lease payments required under non-cancelable operating leases with an initial term in excess of one year. The main facility lease expires in May 2006. The Company plans to move to a larger space that better accommodates its future manufacturing requirements in May 2006 and is evaluating multiple facilities that may meet its needs.

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

COMMITMENTS (CONTINUED)

CONTRACTS

The Company has retained Alexandros Partners LLC ("Alexandros") to provide services as advisors with respect to proposed capital financing as well as other financial management services since April 2002. The current agreement with Alexandros, entered into on July 7, 2005, provides that the term of the agreement will expire upon the earlier of completion of a financing or July 7, 2006. Upon execution of the agreement, the Company paid Alexandros $25,000. Upon the closing of one or more financings after August 1, 2005 raising an aggregate amount of at least $500,000, the Company, at Alexandros' option, will either (a) pay $50,000 in cash, or (b) issue a number of shares of common stock equal to the quotient of $50,000 divided by the purchase price per share of common stock issued in the financing. In addition, within 30 days of the financing, the Company will issue a warrant for 150,000 shares of common stock. The warrant will be exercisable for a period of seven years and provide for adjustment of the exercise price to reflect any stock splits (whether in the form of stock dividends or otherwise), capital reorganizations or reclassifications or any other similar transaction For any investor introduced to the Company by Alexandros, Alexandros will receive (a) a cash payment equal to 5% of the gross proceeds to the Company from the investor and (b) a number of warrants equal to 5% of the number of shares of the Company's capital stock purchased by the investor. The warrant will be exercisable at any time for a period of ten years at an exercise price equal to the purchase price per share of common stock issued in the financing. The number of shares under the warrant will be adjusted to reflect certain instances of stock splits, recapitalizations, or dividends that may occur during the term of the warrant. The Company will be obligated to provide the compensation outlined above for a financing or a transaction, as defined, but not for both and only for the first to occur. Following the Private Placement, the Company owed $50,000 to Alexandros. This amount was recorded as a stock issuance cost. The outstanding balance due Alexandros at December 31, 2005 was $40,000 and is included in accounts payable. The corresponding Private Placement warrant for 150,000 shares of common stock at $1.67 per share was issued in November 2005. The fair value of the warrants, $174,546, was recorded as a debit and credit to additional paid in capital so there was no net impact on equity.

On January 1, 2005, the Company revised its existing agreement with a consultant, Etain Companies, LLC. In exchange for strategic services, the Company agreed to pay Etain $10,000 monthly for four consecutive months, and provide Etain with 9,000 options per month for the same four-month period. The agreement expired on April 30, 2005. In 2005, the fair value of a total of 72,000 stock options issued to Etain, included in general and administrative expense, was $73,445. In conjunction with the Company's Private Placement, Etain elected to convert $50,000 of its total amounts due from the Company into 30,000 shares of common stock. The shares were accompanied by warrants to purchase 60,000 shares of common stock at a price of $2.00 per share. The warrants had a fair value of $57,072. The fair value was recorded as a debit and credit to additional paid in capital so there was no net impact on equity. Etain elected to convert the warrants into 45,000 shares of common stock on September 30, 2005 as part of the Company's Recapitalization. In addition to exchanging equity for payables, the Company paid Etain $10,000 in cash in 2005, thus settling its outstanding debts to Etain.

In February 2005, the Company entered an agreement with Brimberg & Company ("Brimberg") outlining the terms of Brimberg's services as a financial advisor. Should the Company raise capital in a private or public offering of its equity securities with a party that was introduced to the Company by Brimberg, the Company will pay Brimberg 5% of the gross proceeds from such transaction, as well as warrants coverage for common stock equal to 5% of the total shares of the Company's stock purchased by investors introduced to the Company by Brimberg. The price of such warrants shall be equal to the price paid by the investors for the stock. The warrants shall contain the same terms as any warrants that may be issued to the investors in conjunction with the equity placement. Should no warrants be issued to investors introduced by Brimberg, the warrants issued to Brimberg shall provide for "full ratchet" anti-dilution protection and expire ten years from the final closing date. The engagement shall be terminated upon the earlier of (i) the closing of a financing by the Company in which investors invest a maximum of $2.0 million, or (ii) December 31, 2005 upon written notice by either

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

COMMITMENTS (CONTINUED)

CONTRACTS (CONTINUED)

party. The terms will remain in effect for the 12 month period following the expiration of the agreement. On July 14, 2005, the Company terminated its agreement with Brimberg without penalty.

Under a 2002 agreement with Lancy Water Technology Limited ("Lancy"), Lancy agreed to pay the Company $120,000 in exchange for ten distillers, deliverable throughout 2005, $80,000 in cash already held as a customer deposit and $40,000 in Lancy's capital stock. Accordingly, forty-one shares of Lancy's stock were issued to the Company in February 2005. A February 2005 amendment to this agreement provided that should the Company fail to deliver the 10 distillers before November 2005, Lancy will retain the option to repurchase the shares for $1.00. Based on the contingency resulting from the capital stock repurchase provision, no value has been assigned to the shares of Lancy stock received by the Company as of December 31, 2005. The Company did not deliver the distillers before November 2005, and has subsequently further revised its original agreement with Lancy (see Note 13).

In February 2005, the Company and Ardour Capital Investments ("Ardour") entered an agreement under which Ardour would provide financial advisement to the Company, with respect to raising $4 million to $5 million in equity capital. In return for Ardour's efforts, the Company agreed to pay a one-time fee of $10,000 in February 2005 and a monthly retainer of $5,000 accrued beginning in March 2005 and paid upon the successful raising of $400,000 in new capital or the successful completion of the Company's $400,000 Series C Preferred Stock extension financing, whichever is earlier. The Company shall pay Ardour 5% of the total amounts invested by investors introduced to the Company by Ardour and warrant coverage of 5% of the shares issued in any investment by introduced investors. Investors who have not been introduced to the Company by either Ardour or Brimberg, and invest in the Company's securities up to 60 days following the termination of the agreement, shall trigger payments to Ardour of 2% of the total amount invested by such investor and warrant coverage of 3% of the total number of shares purchased by the investor in the same financing. The agreement may be terminated by the Company at any time upon 30 days written notice. Based on the financing obtained through December 31, 2005, the Company owed $55,125 to Ardour. This amount was recorded as a stock issuance cost at December 31, 2005. Two warrants each to purchase 15,000 shares of common stock at $1.67 per share were issued in November 2005 and December 2005. The fair value of the warrants, $39,374, was recorded as a debit and credit to additional paid in capital so there was no net impact on equity.

The Company entered into an employment contract with Robert MacDonald on June 1, 2005 pursuant to which he will act as the Company's Chief Executive Officer. Mr. MacDonald had previously served as Chairman of the Company's Board of Directors from January 2002 through May 2005. Under the terms of the Employment Agreement, Mr. MacDonald will receive a base salary of $150,000 per year, will be eligible to receive certain incentive and stock options. In the event of an initial public offering or a change in control, or the sale of all or substantially all of the Company's assets, all stock options awarded to Mr. MacDonald will vest immediately. The Employment Agreement further provides that if the Company terminates Mr. MacDonald's employment without Cause (as defined in the Employment Agreement) or Mr. MacDonald terminates his employment for Good Reason (as defined in the Employment Agreement), then Mr. MacDonald shall receive a lump sum amount equal to one month's salary for each full year of employment; and all unvested stock options or stock awards which have not yet vested or being issued but were scheduled to vest or be issued within three months after the date of termination, shall vest or be issued, respectively, immediately upon such termination.

In August 2005, and as part of the Private Placement, the Company entered into agreements with GreenShift Corporation ("GreenShift"), pursuant to which GreenShift purchased over a period of four months 600,000 shares of the Company's common stock for an aggregate purchase price of $1 million. The agreements further provide that for each share of common stock issued, GreenShift will receive warrants to purchase two shares of our common stock, exercisable over a

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

COMMITMENTS (CONCLUDED)

CONTRACTS (CONCLUDED)

period of five years, at an exercise price of $2.00 per share. The agreement also permits GreenShift to designate a nominee for election to the Company's Board of Directors. As of December 31, 2005, the Company had issued 600,000 shares of common stock and warrants to purchase 1,200,000 shares of common stock to GreenShift in consideration for proceeds of $1,000,000. The relative fair value of the warrants was determined to be approximately $534,299. The Company recorded this as a debit and credit to additional paid in capital so there was no net impact on equity. These warrants were converted into 900,000 shares of common stock in connection with the Recapitalization (see Note 1).

Subsequent to the execution of the purchase agreement with GreenShift, the Company entered into agreements with two affiliates of GreenShift. The first agreement, between the Company and INSEQ Corporation, provides, among other things, that in the event that the Company desires to contract with outside contractors to manufacture its Clean Water Appliances, its proprietary compact stand-alone distiller units, or certain components of its Clear Water Appliances, it will be required to engage INSEQ to manufacture the units or components if the terms of its proposal are at least as commercially favorable to the Company as any competing proposal it receives. The letter agreement further provides that INSEQ will provide the Company with certain prototype manufacturing services at cost. The right of first refusal granted to INSEQ will terminate on December 31, 2007.

The second agreement, between the Company and GreenShift Industrial Design Corporation ("GreenShift Industrial"), grants to GreenShift Industrial certain exclusive and non-exclusive licenses to use its new patented and patent-pending implementations of a vapor compression water distillate process and our Clean Water Appliance (the "Technology") for certain applications of GreenShift Industrial identified in the agreement. Pursuant to the license agreement, GreenShift Industrial may develop, invent, make or have made, use, promote, distribute, sell and sublicense the Technology and any development or improvements thereto for the applications detailed in the agreement. The right to sublicense the Technology is limited to sublicenses to "portfolio companies" and affiliates of GreenShift Corporation and only for so long as they remain portfolio companies and affiliates. In consideration of the licenses granted, GreenShift Industrial agreed to pay the Company a royalty fee equal to 1% of service revenues or product sale revenues, or 20% of license revenue deriving from the use or license by GreenShift Industrial of the Technology and any development of and improvements to the Technology. The license agreement further provides for an additional license fee if GreenShift Industrial manufactures related equipment at its own expense. GreenShift Industrial is obligated to remit royalty fees under the agreement when cash flow permits but no less frequently than annually. The license agreement has a five year term unless terminated earlier pursuant to its terms, including at any time at the sole discretion of GreenShift Industrial.

13.      SUBSEQUENT EVENTS

On January 20, 2006, the Company entered into a Senior Secured Convertible Note Purchase Agreement with Andlinger & Company ("Andlinger"), pursuant to which it issued Andlinger a Senior Secured Convertible Promissory Note ("the Note") in the principal amount of $1.5 million ("the Andlinger Investment"). The Note matures on January 20, 2011 and accrues interest at an annual interest rate equal to 10% per annum, payable annually on each annual anniversary of the date of the Note. The Note may be converted into the Company's shares of common stock at the election of Andlinger, and shall automatically convert into common stock upon the consummation by Andlinger (or its affiliate) of an equity investment in the capital stock of the Company in an amount of at least $5 million (the "Subsequent Investment"). The conversion price of the Note is set forth in the Note and may be subject to certain anti-dilution rights in the future. The maturity date of the Note may be accelerated at the election of either the Company or Andlinger upon the occurrence of certain events that are deemed a "Sale of the Company" or upon an equity financing resulting in net proceeds to the Company of at least $10 million. The principal amount of the Note and any interest accrued thereon may not be prepaid

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SUBSEQUENT EVENTS (CONTINUED)

by the Company prior to April 20, 2006 and thereafter, may not be prepaid unless: (i) simultaneously with such prepayment, the Company issues to Andlinger a 5-year warrant to purchase the number of shares of common stock which the Note would have been convertible into immediately prior to such prepayment with an exercise price equal to the conversion price in effect under the Note immediately prior to such prepayment, or (ii) the Note is prepaid upon a "Sale of the Company", or (iii) the Note is prepaid at the election of Andlinger upon an equity financing resulting in net proceeds to the Company of at least $10 million, or (iv) the Note is converted upon the Subsequent Investment.

Upon the occurrence of an "Event of Default" (as defined in the Note), the principal amount of the Note and accrued and unpaid interest thereon may become immediately due and payable by the Company. Such events include: (i) a default in the payment of interest or principal on the Note if not cured within 5 business days after receipt of notice; (ii) certain cases or proceedings of bankruptcy or liquidation of the Company; (iii) failure by the Company to comply with certain covenants provided for under the Note Purchase Agreement if not cured within the specified grace period; (iv) acceleration of an indebtedness of the Company having an outstanding principal amount of $50,000 or more; (v) WMS gives written notice to the Company of its intention to seek indemnification pursuant to the terms of the Restated License Agreement, dated as of June 30, 2004, between WMS and the Company; (vi) certain judgments, injunctions or attachments are rendered against the Company; or (vii) certain liens (except for Permitted Liens, as defined in the Note) exist against the assets of the Company.

The Note represents senior indebtedness of the Company, ranking senior to all other indebtedness and future indebtedness of the Company (except for Permitted Liens), including in right of payment in full in cash. Certain obligations of the Company under the Note and the Note Purchase Agreement are secured under a Security Agreement, a Patent Security Agreement and a Trademark Security Agreement, all dated January 20, 2006, between the Company and Andlinger (collectively referred to as the "Security Agreements"), pursuant to which the Company granted to Andlinger a continuing security interest in all of the Company's assets (as more fully described in the Security Agreements).

In connection with the transactions under the Note, WMS has agreed to subordinate its security interest in the Company's assets under a Security Agreement, dated December 27, 1997, to the payment of all amounts due by the Company to Andlinger under the Note and the Security Agreements. In consideration for WMS's consent to so subordinate their rights, the Company issued WMS 55,000 shares of its common stock. In compliance with the conditions to closing of the Note Purchase Agreement, the Company has repaid $481,082 to WMS in full payment of the principal of, interest accrued on, and any other payment obligation under the WMS Note.

Under the Note Purchase Agreement, the Company agreed to comply with certain covenants as long as the Note is outstanding, including covenants relating to the maintenance of properties and rights that are necessary to the normal conduct of its business, actions pursuant to the law and customary trade terms, delivery of certain information to Andlinger, related party transactions, the incurrence of debt and the declaration of dividends. The Company also agreed to use the net proceeds from the sale of the Note for the repayment of the outstanding debt to WMS, as noted above, and for the Company's general working capital purposes. In addition, the Note Purchase Agreement provides that Andlinger shall be entitled to include common stock issuable upon conversion of the Note in certain future registration statements of the Company.

It is currently expected that the Subsequent Investment shall be consummated within the next few weeks. Upon consummation of the Subsequent Investment, the Note shall be automatically converted into common stock and the pledge on our assets pursuant to the Security Agreements shall be terminated. It is expected that in addition to the sale of common stock to Andlinger as part of the Subsequent Investment, the Company will also grant Andlinger up to $7.5 million of warrants to purchase common stock, exercisable for a period of two years. It is further expected that the Company will terminate the registration of its common stock under the Exchange Act and will withdraw its pre-effective resale registration statement on Form SB-2 currently on file with the SEC.

See report of independent registered public accounting firm.

                          OVATION PRODUCTS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

SUBSEQUENT EVENTS (CONCLUDED)

Upon consummation of the Subsequent Investment, Andlinger will be entitled to elect a majority of our board of directors. There is no assurance that the Subsequent Investment shall be consummated under the terms described above or at all.

In December 2002, the Company signed a strategic distribution agreement with Lancy Water Technologies, a subsidiary of Norman Hay plc, for the distribution of the Company distillers for three specific industrial waste stream applications. The Company amended its agreement with Lancy in January 2005 and in March 2006, whereby, among other things, we agreed with Lancy that they will distribute the Company's distiller worldwide for only one industrial waste stream application, the material impregnation application. In addition, we granted Lancy distribution rights in the United Kingdom and Eire with respect to industrial applications of our distillers. Lancy will be responsible for promoting, marketing and selling our distillers in accordance with their distribution rights. Under the amended agreement, the Company will deliver 5 distillers to Lancy for evaluation and testing during 2006. Lancy will then have the option to either return the products to the Company within 6 months of delivery or to pay the Company $10,000 per distiller. Thereafter, Lancy may order distillers from the Company in accordance with the terms of the agreement. With respect to the first 100 distillers ordered, Lancy will pay the Company between $6,000 and $12,000 per distiller. the Company will pay Lancy $200 for each distiller sold under the Company's distribution agreement with WMS either for the impregnation application or in the United Kingdom and Eire for industrial applications. In addition, the Company will pay Lancy a certain percentage of product revenues received from the sales of distillers by other distributors for industrial applications outside of the United Kingdom and Eire, as more fully described in the 2006 amendment to the agreement.

Under the original terms of the agreement, Lancy initially ordered 10 distillers in consideration for $120,000. Lancy paid $80,000 of that amount in cash and $40,000 in shares of Lancy. However, the Company was not able to supply this order pursuant to the terms of the agreement. The March 2006 amendment to the agreement provides that the Company will pay Lancy $90,000, to return the deposit previously paid with respect to the products plus interest and to account for costs related to the reduction in distribution rights, and that Lancy will cancel the shares that it previously issued to the Company. In addition, the 2006 amendment provides that the Company will issue Lancy 150,000 shares of its common stock at par value and for no additional consideration.

See report of independent registered public accounting firm.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           OVATION PRODUCTS CORPORATION

                                           By: /s/ Robert R. MacDonald
                                               --------------------------
                                           Name: Robert R. MacDonald
                                           Title: Chief Executive Officer

Date: March 31, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                         Title                                    Date
             ---------                         -----                                    ----
/s/ William Zebuhr                 Chairman and Director                            March 31, 2006
---------------------------
William Zebuhr

/s/ Robert MacDonald               Chief Executive Officer and Director             March 31, 2006
---------------------------
Robert MacDonald

/s/ William Lockwood               President, Chief Operating Officer and Director  March 31, 2006
---------------------------
William Lockwood

/s/ Christine J. Cox               Chief Financial Officer                          March 31, 2006
---------------------------
Christine J. Cox

/s/ Dr. Louis Padulo               Director                                         March 31, 2006
---------------------------
Dr. Louis Padulo

/s/ Laurie Lewandowski             Director                                         March 31, 2006
---------------------------
Laurie Lewandowski

/s/ Nathan Fetting                 Director                                         March 31, 2006
---------------------------
Nathan Fetting

/s/ Kevin Kreisler                 Director                                         March 31, 2006
---------------------------
Kevin Kreisler

EXHIBIT INDEX

      Exhibits         Description
      --------         -----------

         3.1 Third Amended and Restated Certificate of Incorporation of Ovation Products Corporation, dated September 30, 2005 (1)

         3.2           Amended and Restated Bylaws of Ovation Products
                       Corporation (7)

         4.1           Form of Warrant to purchase common stock (2)

         4.2 Form of Warrant to purchase common stock, granted to each of Ardour Capital Investments and Alexandros Partners LLC

         4.3 Third Amended and Restated Investor Rights Agreement, dated as of June 30, 2004 by and between Ovation Products Corporation and the investors signatory thereto (2)

         4.4           Senior Secured Convertible Promissory Note, dated
                       January 20, 2006, issued by the Registrant to Andlinger & Company, Inc (8)

         10.1          1999 Stock Option Plan (2)

         10.2 Distribution Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc. (2)

         10.3 Strategic Alliance Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc. (2)

         10.4 License Agreement, dated December 29, 2000, between Ovation Products Corporation and S. J. Electro Systems, Inc. (2)

         10.5 Agreement dated as of October 13, 2001, between Ovation Products Corporation and Twain Associates, Inc. (2)

         10.6 Amendment to Agreement between Ovation Products Corporation and Twain Associates, Inc., dated April 4, 2003 (2)

         10.7 Distribution Agreement, dated as of December 16, 2002 between Ovation Products Corporation and Lancy Water Technology Limited (3)

         10.8 Amendment to Distribution Agreement dated January 27, 2005 between Ovation Products Corporation and Lancy Water Technology Limited (3)

         10.9 First Amendment To Distribution Agreement, dated as of March 8, 2006, between Ovation Products Corporation and Lancy Technology Limited

         10.10 Letter of Agreement, dated March 8, 2006, from Ovation Products Corporation to Lancy Technology Limited

         10.11 Restated License Agreement dated as of June 30, 2004 between Ovation Products Corporation and WMS Family I LLC
                       (2)

         10.12 Agreement dated as of June 30, 2004 between Ovation Products Corporation and WMS Family I LLC (2)

         10.13 Distribution Agreement dated as of December 27, 1997, between Ovation Products Corporation and WMS Enterprises

         10.14 Security Agreement, dated August 21, 1997, by and between the Registrant and WMS Enterprises, Inc. (8)

         10.15 Amendment, dated as of September 15, 2000, by and between Ovation Products Corporation and WMS Enterprises

         10.16 Residential Lease dated as of October 1, 2004 between Ovation Products Corporation and William Zebuhr (2)

         10.17 Financial Advisory Agreement dated April 21, 2005 between Ardour Capital Investments LLC (3)

         10.18 Employment Agreement by and between Ovation Products Corporation and Robert MacDonald, dated as of June 1, 2005 (4)

         10.19 Consulting Agreement dated as of July 7, 2005 between Ovation Products Corporation and Alexandros Partners LLC
                       (5)

         10.20 Form of Purchase Agreement, dated as of June 10, 2005, between Ovation Products Corporation and each of the participants of the private placement consummated on September 2, 2005

         10.21 Letter Agreement, dated August 6, 2005, between Ovation Products Corporation and GreenShift Corporation (6)

         10.22 Letter Agreement, dated August 8, 2005, between Ovation Products Corporation and INSEQ Corporation (6)

         10.23 License Agreement, as of August 9, 2005, between Ovation Products Corporation and GreenShift Industrial Design Corporation (6)

         10.24 Senior Secured Convertible Note Purchase Agreement, date January 20, 2006, between Andlinger & Company, Inc. and the Registrant (8)

         10.25 Security Agreement, dated January 20, 2006, between Andlinger & Company, Inc. and the Registrant (8)

         10.26 Patent Security Agreement, dated January 20, 2006, between Andlinger & Company, Inc. and the Registrant (8)

         10.27 Trademark Security Agreement, dated January 20, 2006, between Andlinger & Company, Inc. and the Registrant (8)

         10.28 Subordination Agreement, dated January 20, 2006, between Andlinger & Company, Inc., WMS Family I, LLC and the Registrant (8)

         31            Rule 13a-14(a) Certifications

         32            Section 1350 Certifications

         99.1          Distiller Flow Diagram (7)

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

(3) Previously filed with the SEC on 4.28.2005 as an exhibit to Form 10-SB/A (File No. 000-51145).

(4) Previously filed with the SEC on 6.6.2005 as an exhibit to Form 8-K (File No. 000-51145).

(5) Previously filed with the SEC on 8.2.2005 as an exhibit to Form 10-SB/A (File No. 000-51145).

(6) Previously filed with the SEC on 8.15.2005 as an exhibit to Form 10-QSB (File No. 000-51145).

(7) Previously filed with the SEC on 10.18.05 as an exhibit to Form SB-2 (File No. 333-129084).

(8) Previously filed with the SEC on 1.26.06 as an exhibit to Form 8-K (File No. 000-51145).